Form 10-Q
period 2000-09-30
ADVANCED SWITCHING COMMUNICATIONS INC
filed 2000-11-14
CIK 1095583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM ________ TO ________


                       COMMISSION FILE NUMBER: 000-31529

                     ADVANCED SWITCHING COMMUNICATIONS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                         54-1865834
(STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                              8330 BOONE BOULEVARD
                                VIENNA, VA 20814
                                 (703) 448-5540


   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [   ] - No [ X ]

As of October 30, 2000, there were 42,123,652 shares outstanding of the Registrant's Common Stock, par value $.0025.

                     ADVANCED SWITCHING COMMUNICATIONS, INC.

                                TABLE OF CONTENTS

PART I-   FINANCIAL INFORMATION


Item 1 -  Financial Statements

          Condensed Balance Sheets ..............................................................3

          Condensed Statements of Operations ....................................................4

          Condensed Statements of Cash Flows ....................................................5

          Condensed Statements of Comprehensive Loss ............................................6

          Notes to Condensed Financial Statements ...............................................7

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .............................................................9

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk ............................30

PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings .....................................................................30

Item 2 -  Changes in Securities .................................................................30

Item 3 -  Defaults upon Senior Securities .......................................................31

Item 4 -  Submission of Matters to a Vote of Security Holders ...................................31

Item 5 -  Other Information .....................................................................31

Item 6 -  Exhibits and Reports on Form 8-K ......................................................31

Signatures ......................................................................................33

                     PART I.      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                     ADVANCED SWITCHING COMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 September 30,     December 31,
                                                                      2000              1999
                                                                      -----             ----
Current assets:
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $6,309          $33,012
 Marketable securities . . . . . . . . . . . . . . . . . . . . . . .         8,092                -
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .         6,129            2,116
 Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,113            2,088
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . .         1,564            1,368
                                                                          --------         --------
     Total current assets. . . . . . . . . . . . . . . . . . . . . .        28,207           38,584
                                                                          --------         --------
Property, plant & equipment. . . . . . . . . . . . . . . . . . . . .         3,779            2,092
Marketable securities. . . . . . . . . . . . . . . . . . . . . . . .         8,802                0
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,849            1,019
                                                                          --------         --------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $42,637          $41,695
                                                                          ========         ========

Current Liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        $7,618           $2,183
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .         3,813            1,136
 Current portion of debt . . . . . . . . . . . . . . . . . . . . . .           143              196
                                                                          --------         --------
     Total Current Liabilities                                              11,574            3,515
                                                                          --------         --------

Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . .            77               40
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .             8               98
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . .        59,623           55,517
Stockholders' equity (deficit):
 Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .            31               30
 Treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . .         (200)            (200)
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .         9,536                -
 Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . .      (28,924)         (16,544)
 Unrealized gains (losses) . . . . . . . . . . . . . . . . . . . . .             9                -
 Deferred compensation . . . . . . . . . . . . . . . . . . . . . . .       (9,097)            (761)
                                                                          --------         --------
     Total stockholders' equity (deficit). . . . . . . . . . . . . .      (28,645)         (17,475)
                                                                          --------         --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT) . . . . . . . . .      $42,637           $41,695
                                                                          ========         ========

See notes to condensed financial statements.

                     ADVANCED SWITCHING COMMUNICATIONS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Quarter Ended                  Nine Months Ended
                                                         September 30,                    September 30,
                                                    2000            1999              2000            1999
                                                    -----           -----             -----           ----
Revenue. . . . . . . . . . . . . . . . . . .           $11,016            $1,201          $23,948         $1,603
Cost of goods sold . . . . . . . . . . . . .             7,271               727           16,827          1,064
                                                      --------          --------        ---------       --------
         Gross margin. . . . . . . . . . . .             3,745               474            7,121            539

Research & development . . . . . . . . . . .             3,292             1,548            8,820          4,569
Sales & marketing. . . . . . . . . . . . . .             2,878               698            9,420          1,990
General & administrative . . . . . . . . . .               580               397            1,541            881
Amortization of stock compensation . . . . .               634                 -            1,125              -
                                                      --------          --------        ---------       --------
Operating expenses . . . . . . . . . . . . .             7,384             2,643           20,906          7,440
                                                      --------          --------        ---------       --------
         Operating loss. . . . . . . . . . .           (3,639)           (2,169)         (13,785)        (6,901)
                                                      --------          --------        ---------       --------

Interest income. . . . . . . . . . . . . . .               347                19            1,402            111
                                                      --------          --------        ---------       --------
Earnings before taxes. . . . . . . . . . . .           (3,292)           (2,150)         (12,383)        (6,790)
Taxes                                                        -                 -                -              -
                                                      --------          --------        ---------       --------
Net loss . . . . . . . . . . . . . . . . . .          $(3,292)          $(2,150)        $(12,383)       $(6,790)
Accretion of transaction costs and accrued
dividends on redeemable convertible preferred
stock. . . . . . . . . . . . . . . . . . . .           (1,239)             (494)          (4,054)          (976)
                                                      --------          --------        ---------       --------
Net loss applicable to common shareholders .          $(4,531)          $(2,644)        $(16,437)       $(7,766)
                                                      ========          ========        =========       ========

NET LOSS PER SHARE:

Basic and diluted net loss per share . . . .           $(0.39)           $(0.22)          $(1.41)        $(0.65)
                                                       =======            ======           ======         ======

Weighted average shares. . . . . . . . . . .            11,752            11,760           11,649         11,892
                                                       =======            ======           ======         ======


See notes to condensed financial statements.

                     ADVANCED SWITCHING COMMUNICATIONS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------------
                                                                       2000              1999
                                                                       ----              ----
OPERATING ACTIVITIES
 Net loss..................................................              ($12,383)           ($6,790)
 Adjustments:
 Loss on disposal of equipment.............................                     14                  -
 Realized gain on marketable securities....................                  (208)               (34)
 Depreciation and amortization.............................                    980                464
 Amortization of stock compensation........................                  1,133                  -
 Warrant issuance costs....................................                  2,981                  -
 Deferred rent.............................................                     38                 30
 Consulting expense related to stock options...............                     46                  -
 Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable.......                (4,013)            (1,185)
          Decrease (increase) in inventory.................                (4,025)            (2,909)
          Decrease (increase) in other current assets......                  (196)                 18
          (Increase) in other assets.......................                  (830)            (1,014)
          Increase (decrease) in accounts payable..........                  5,435              1,327
          Increase (Decrease) in accrued liabilities.......                  1,589                157
          Increase (Decrease) in deferred revenue..........                  1,088                  -
                                                                          --------              -----
  Net cash used in operations..............................                (8,351)            (9,936)
                                                                          --------              -----

INVESTING ACTIVITIES
 Purchase of equipment & improvements......................                (2,665)              (717)
 Purchase of securities....................................               (34,134)                  -
 Sale of securities........................................                 17,240              3,481
                                                                          --------              -----
     Net cash (used in) provided by investing..............               (19,559)              2,764
                                                                          --------              -----

FINANCING ACTIVITIES
 Repurchase of treasury stock..............................                      -              (200)
 Exercise of options.......................................                    850                  -
 Increase (decrease) in debt...............................                  (143)              (141)
 Proceeds from stock issuance..............................                    500             37,624
                                                                          --------             ------
     Net cash provided by financing........................                  1,207             37,283

Net increase (decrease) in cash and cash equivalents.......               (26,703)             30,111
Cash and cash equivalents, beginning of period.............                 33,012              1,449
                                                                           -------              -----
Cash and cash equivalents, end of period...................                 $6,309            $31,560
                                                                           =======            =======

See notes to condensed financial statements.

                     ADVANCED SWITCHING COMMUNICATIONS, INC.
                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                             (AMOUNTS IN THOUSANDS)

                                                              Quarter Ended                 Nine Months Ended
                                                              September 30,                   September 30,
                                                           2000            1999             2000             1999
                                                           -----           -----            -----            ----
Net loss..........................................        $(3,292)         $(2,150)         $(12,383)       $(6,790)
Unrealized gain (loss) on marketable securities...              46                -                 9              -
                                                          --------         --------         ---------       --------
Comprehensive loss................................        $(3,246)         $(2,150)         $(12,374)       $(6,790)
                                                          ========         ========         =========       ========

See notes to condensed financial statements.

                     ADVANCED SWITCHING COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

       In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments and reclassifications (all or which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's registration statement on Form S-1 (No. 333-40624).

2.     INVENTORIES

       Inventories consisted of the following at September 30, 2000 and December 31, 1999 (in thousands):

                                                                      September 30,                December 31,
                                                                         2000                           1999
                                                                    ---------------              ---------------
     Raw materials.....................................               $       720                   $    1,065
     Work in process...................................                       110                          798
     Finished goods....................................                     5,283                          225
                                                                      -----------                   ----------
                                                                      $     6,113                   $    2,088
                                                                      ===========                   ==========

3.     NET LOSS PER SHARE

       Basic and diluted net loss per share applicable to common shareholders has been computed using the weighted-average shares of common stock outstanding during the period. There were no common stock equivalents included in the calculation, as their effect would have been anti-dilutive for the periods presented.

       The following table presents the potential common stock equivalents that are not included in the diluted net loss per share calculation on the Statements of Operations (shares in thousands).

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                       2000                 1999
                                                                       ----                 ----
    Securities
    ----------
         Convertible, redeemable preferred shares
           plus unpaid dividends................................          23,057              20,216
         Options outstanding....................................           5,422               2,799
         Warrants outstanding...................................             359                  --
                                                                         -------              ------
    Total.......................................................          28,838              23,015
                                                                          ======              ======

4.     STOCK COMPENSATION

       For the three and nine months ended September 30, 2000, the Company granted options of 1,420,580 and 2,740,064, respectively, to employees at exercise prices below the estimated fair market value at the dates of grant. The total expense associated with the options granted for the three and nine months ended September 30, 2000 was $2,444,500 and $9,386,539, respectively, and will be amortized over the option vesting period of four years. Options granted during the same periods of 1999 were granted at the estimated fair market value and therefore no stock compensation was recorded.

5.     SUBSEQUENT EVENT

       On October 10, 2000, the Company completed its initial public offering. The Company issued 6,250,000 shares of common stock at an initial offering price of $15 per share and received net proceeds of approximately $86 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon closing of the offering, all of the Company's redeemable, convertible preferred shares converted into approximately 23.1 million shares of common stock.

       On October 16, 2000, the Company issued an additional 937,000 shares at $15 per share, upon the exercise of the underwriters' over-allotment option, and received additional net proceeds of $13.1 million after deducting underwriting discounts and commissions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our registration statement declared effective by the SEC on October 4, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

                                    Overview

We design and market a line of broadband access platforms to telecommunications service providers. Our compact and software-configurable products enable our customers to transmit voice, data and multimedia communications traffic more rapidly and cost-effectively while preserving their investments in existing communications systems.

From our inception in September 1997 through the fourth quarter of 1998, we were a development stage company and had no revenue. During this period, our operating activities related primarily to research and development, developing and testing prototype products, building our technical support infrastructure, staffing our marketing, sales and customer service organizations, and establishing relationships with suppliers, manufacturers and potential customers. We commenced shipments of our products in the first quarter of 1999. Since our inception, we have incurred significant losses, and as of September 30, 2000, we had an accumulated deficit of $28.6 million.

We derive our revenue from sales of our line of broadband access platforms. We generally recognize revenue from product sales upon shipment provided that a purchase order has been received or a contract has been executed, there are no significant uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. If our arrangement with the customer includes obtaining customer acceptance, revenue is recognized when customer acceptance has been received.

We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent, through resellers and original equipment manufacturers. We depend on a relatively small number of customers for a large percentage of our revenue in any particular quarter. For the year ended December 31, 1999, 2nd Century Communications and AccessLan accounted for 22% and 53% of our revenue. These same customers accounted for 8% and 6% of our revenue for the nine months ended September 30, 2000. One additional customer, Broadband Office accounted for 47% of our revenue for the same nine months. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration in the foreseeable future. In addition to the customer concentration we have experienced, we have a lengthy sales cycle for our products, which may extend for six months or more, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. Moreover, we have historically derived a significant portion of our revenue from sales that occur near the end of a fiscal quarter. As a result, delays in anticipated sales are more likely to result in deferral of the associated revenue beyond the end of a particular quarter, which could have a significant impact on our operating results for that quarter.

Despite increased revenues, we have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

Our cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, manufacturing start-up expenses and manufacturing personnel, including related overheads. Because we outsource our manufacturing and assembly requirements, a significant portion of our manufacturing expenses consists of payments to third-party contract manufacturers. Manufacturing engineering and documentation controls are performed at our facility in Vienna, Virginia. During the fourth quarter of 1999 and the first nine months of 2000 we engaged a new contract manufacturer, Benchmark Electronics, and modified our manufacturing arrangements to increase the scope of activities outsourced. Prior to that time, we retained responsibility for negotiating with various suppliers and purchasing product components, and the responsibility of our manufacturer was limited to assembling and testing the products. Under our present turnkey arrangements, we have outsourced a number of additional tasks for which we had previously been responsible, including:

    -  determining the supply of components necessary to build the product;
    -  negotiating with, and ordering components from, suppliers; and
    -  purchasing and maintaining an inventory of product components.

Our gross margin for the first nine months of 2000 was negatively affected by:

    - increased manufacturing costs associated with (1) early production of one of our products, the A-1240, which at such time was our most complex product, and (2) the changes in our manufacturing process described above; and,
    - strategic price reductions implemented to penetrate a high volume, high growth target market, which we believe will continue to account for a significant portion of our revenue for the next few quarters.

We expect that continued increases in production volumes and further improvement in the design of the A-1240 will allow more efficient production of the product and will continue to improve margins in comparison to the margins we experienced in the first nine months of 2000. We also expect our new manufacturing arrangements to contribute to improved margins in the near future as Benchmark becomes more familiar with our products and we begin to benefit from additional purchasing power as a result of increases in production volume. In addition, as our products gain acceptance in new target markets, we expect our margins to benefit from reduced costs due to volume and product design changes and from pricing changes.

We believe that our gross margins will continue to be affected primarily by the following factors:

    - price declines as a result of competitive pressures, increased sales discounts, new product introductions by our competitors, or other factors without corresponding cost reductions;
    - the mix of sales channels through which our products and services are sold, as we generally realize a higher gross margin on direct sales, in particular since our expansion into international markets means we will rely more on sales to resellers and original equipment manufacturers;
    - the mix of product configurations sold, as the software options available to our customers generally have a higher gross margin than hardware components; and,
    - the volume of manufacturing and the effect on manufacturing and component costs as we attempt to continue to manage the costs of necessary components and our arrangements with our contract manufacturers.

Research and development expenses consist primarily of salaries and related personnel costs, prototype costs and other costs related to the design, development, testing and enhancement of our products. To date, we have expensed our research and development costs as they were incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause quarterly variability in our expenses. We incur significant expenses in connection with the purchase of testing equipment for our products. We believe that research and development is critical to our strategic product development objectives and intend to enhance our technology to meet the changing requirements of our customers. As a result, in the future, we expect our research and development expenses to increase in absolute dollars, but decline as a percentage of revenue.

Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, promotional, travel and other marketing expenses and recruiting expenses. We intend to increase our direct sales efforts, expand our operations internationally, hire additional sales and marketing personnel, initiate additional marketing programs and establish sales offices in new locations. As a result, in the future, we expect our sales and marketing expenses to increase in absolute dollars, but decline as a percentage of revenue.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, facilities, human resources and information technology personnel, recruiting expenses and professional fees. We expect our general and administrative expenses to increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and our operation as a public company.

Amortization of stock compensation represents the amortization of costs incurred in connection with option grants whose exercise prices are below the deemed fair value of our common stock at the date of grant. These costs are amortized over the vesting period, which represents the period to which the employees' services related.

                              RECENT DEVELOPMENTS

On October 3, 2000 we entered into a procurement agreement with Qwest Communications International Inc. ("Qwest"). Under that agreement, Qwest has agreed to purchase $24 million of our products through the end of 2001. The agreement also contemplates possible additional purchases during 2002. The actual amount and timing of purchases by Qwest are uncertain and depend on future product developments and other factors, some of which are beyond our control. Qwest can terminate the agreement if we fail to deliver our products as set forth in the contract or if another person acquires 50% or more of Qwest's voting securities or substantially all of its assets.

                              RESULTS OF OPERATIONS

                   QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue. Our revenue increased by approximately $9.8 million, from $1.2 million for the quarter ended September 30, 1999 to $11.0 million for the quarter ended September 30, 2000. This increase was due principally to an increase in sales of our A-1240 and A-4000 products to new customers.

Cost of Revenue. Cost of revenue increased by approximately $6.5 million, from $727,000 for the quarter ended September 30, 1999 to $7.3 million for the quarter ended September 30, 2000. Our gross margin decreased from 39% to 34%, primarily due to an increase in the level of discounts granted to customers to penetrate a new market segment and an increase in materials and assembly costs resulting from changes in our manufacturing arrangements.

Research and Development Expenses. Our research and development expenses increased by approximately $1.7 million, or 113%, from $1.5 million for the quarter ended September 30,

1999 to $3.3 million for the quarter ended September 30, 2000, representing 59% and 45% of total operating expenses for the quarters ended September 30, 1999 and 2000, respectively. The increase was due principally to an increase in the number of research and development personnel and related costs associated with the development of new products such as the A-3010, A-4000, A-4500, A-5040 and the A-7010 and new features and functionality of the A-1240.

Sales and Marketing Expenses. Our sales and marketing expenses increased by approximately $2.2 million, or 312%, from $698,000 for the quarter ended September 30, 1999 to $2.9 million for the quarter ended September 30, 2000, representing 26% and 39% of total operating expenses for the quarters ended September 30, 1999 and 2000, respectively. The increase was due principally to the hiring of additional sales and marketing personnel, sales-based commissions and marketing program costs including web development costs, trade shows, advertising and product launch activities.

General and Administrative Expenses. Our general and administrative expenses increased by $183,000, or 46%, from $397,000 for the quarter ended September 30, 1999 to $580,000 for the quarter ended September 30, 2000, representing 15% and 8% of total operating expenses for the quarters ended September 30, 1999 and 2000, respectively. This increase was due to the hiring of additional general and administrative personnel and increased expenses necessary to support our growing operations.

Other Income, Net. Other income, net of expenses increased by $328,000,or 1726%, from $19,000 for the quarter ended September 30, 1999 to $347,000 for the quarter ended September 30, 2000. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances during 2000.

                NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue. Our revenue increased by approximately $22.3 million, from $1.6 million for the nine months ended September 30, 1999 to $23.9 million for the nine months ended September 30, 2000. This increase was due principally to an increase in sales of our A-1000, A-2000, A-1240, A-3010 and A-4000 products to new customers.

Cost of Revenue. Cost of revenue increased by approximately $15.8 million, from $1.1 million for the nine months ended September 30,1999 to $16.8 million for the nine months ended September 30, 2000. Our gross margin decreased from 34% to 30%, primarily due an increase in the level of discounts granted to customers to penetrate a new market segment and an increase in materials and assembly costs resulting from changes in our manufacturing arrangements.

Research and Development Expenses. Our research and development expenses increased by approximately $4.2 million, or 93%, from $4.6 million for the nine months ended September 30, 1999 to $8.8 million for the nine months ended September 30, 2000, representing 61% and 42% of total operating expenses for the nine months ended September 30, 1999 and 2000, respectively. The increase was due principally to an increase in the number of research and development personnel and related costs associated with the development of new products such as the A-3010, A-4000, A-5040 and the A-7010 and new features and functionality of the A-1000, A-1240 and the A-2000.

Sales and Marketing Expenses. Our sales and marketing expenses increased by approximately $7.4 million, or 373%, from $2.0 million for the nine months ended September 30, 1999 to $9.4 million for the nine months ended September 30, 2000, representing 27% and 45% of total operating expenses for the nine months ended September 30, 1999 and 2000, respectively. The increase was due principally to warrant issuance costs of $3.0 million along with higher costs from the following: the hiring of additional sales and marketing personnel, sales-based commissions and marketing program costs including web development costs, trade shows, advertising and product launch activities.

Warrant issuance costs represent expenses incurred in connection with the issuance of warrants to existing or potential customers. In March 2000, in connection with the signing of a purchase agreement, we issued to Intermedia Communications, Inc. a warrant to purchase 125,000 shares of our common stock at an exercise price of $15.00 per share. Under the original warrant agreement, the warrant vested and became exercisable as product payments were made. In September 2000, we amended and restated the warrant agreement to provide for immediate vesting of the warrant and to permit Intermedia to exercise the warrant after seven years, or earlier depending on the timing and mount of products purchased. We accounted for the warrant as a cost of establishing a relationship with a potential customer and recorded a one-time charge of $1.1 million in September 2000. We determined the cost associated with the warrant under the Black-Scholes option pricing model using the following assumptions: volatility of 70%; risk-free interest rate of 6.3%; dividend rate of 0%; and term of seven years.

In June 2000, in connection with the signing of a purchase agreement, we issued to Broadband Office warrant to purchase 222,000 shares of our common stock at an exercise price of $8.00 per share. The warrant vested immediately and is exercisable at any time over the next 36 months. We accounted for this warrant as a cost of developing a long-term business relationship with this customer. Therefore, in June 2000, we recognized a one-time charge of $1.9 million. The amount of the charge was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 70%; risk-free interest rate of 6.0%; dividend rate of 0%; and term of three years.

General and Administrative Expenses. Our general and administrative expenses increased by $660,000, or 75%, from $881,000 for the nine months ended September 30, 1999 to $1.5 million for the nine months ended September 30, 2000, representing 12% and 7% of total operating expenses for the nine months ended September 30, 1999 and 2000, respectively. This increase was due to the hiring of additional general and administrative personnel and increased expenses necessary to support our growing operations.

Other Income, Net. Other income, net of expenses increased by $1.3 million, or 1163%, from $111,000 for the nine months ended September 30, 1999 to $1.4 million for the nine months ended September 30, 2000. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances during 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

       Since our inception, we have financed our operations through private sales of securities and, to a lesser extent, bank borrowings and equipment lease financing. Through September 30, 2000, we raised an aggregate of $53.1 million, net of offering expenses, through the sale of our capital stock.

       Net cash used in operating activities for the nine months ended September 30, 2000 was $8.4 million. Net cash used in operating activities for the nine months ended September 30, 1999 was $9.9 million. Net cash used in operating activities for each period consists primarily of the net loss for the period as well as increases in accounts receivable and inventory for both the nine months ended September 30, 2000 and 1999.

       Net cash used in investing activities for the nine months ended September 30, 2000 was $19.6 million, which was due primarily to purchases of marketable securities as well as purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 1999 was $2.8 million due primarily to the sale of marketable securities.

       Net cash provided by financing activities for the nine months ended September 30, 2000 and 1999 was $1.2 million and $37.3 million, respectively. For each period, the net cash provided by financing activities consisted primarily of proceeds from the issuance of our capital stock and from the exercise of stock options.

       We have no material commitments other than obligations under our credit facilities and both operating and capital leases.

       As of September 30, 2000, our principal source of liquidity consisted of $23.2 million in cash, cash equivalents and marketable securities. Subsequent to the end of the quarter, on October 10, 2000, we completed our initial public offering. We issued 6,250,000 shares of common stock at an initial offering price of $15 per share and received net proceeds of approximately $86 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

       On October 16, 2000, we issued an additional 937,000 shares at $15 per share, upon the exercise of the underwriters' over-allotment option, and received additional net proceeds of $13.1 million after deducting underwriting discounts and commissions.

       Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. The development and marketing of new and enhanced products and the expansion of our sales channels and associated support personnel will require a significant commitment of resources. Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, the timing and level of research and development activities and sales and marketing campaigns. As of September 30, 2000, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations in the near future. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

       Although it is difficult for us to predict future liquidity requirements with certainty, we believe that the net proceeds from the recently completed offering, together with our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may require additional capital to fund our business if we seek to acquire complementary companies, products or technologies, or for other uses not presently planned. In addition, if the market for broadband access equipment develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. If cash from other available sources is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations and cause us to incur significant interest expense. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Additional capital may not be available to us at all, or if available, may be available only on unfavorable terms. Any inability to raise additional capital when we require it would materially adversely affect our business, results of operations and financial condition.

                                  RISK FACTORS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       BEFORE DECIDING TO INVEST IN OUR COMPANY OR TO MAINTAIN OR INCREASE YOUR INVESTMENT, YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT AND OUR OTHER FILINGS WITH THE SEC. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS ACTUALLY OCCUR, THIS COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. IN THAT EVENT, THE MARKET PRICE FOR OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

             RISKS RELATED TO OUR BUSINESS AND FINANCIAL PERFORMANCE

       OUR LIMITED OPERATING HISTORY MAY MAKE IT DIFFICULT TO VALUE AND EVALUATE OUR BUSINESS AND OUR FUTURE PROSPECTS

       We commenced operations in September 1997 and commercially released our first product in the first quarter of 1999. Your evaluation of the risks and uncertainties of our business will be difficult because of our limited operating history. In addition, our limited operating history means that we have less insight into how technological and market trends may affect our business. The revenue and income potential of our business and market are unproven. You must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in new, rapidly evolving and highly competitive markets such as the market for broadband access solutions.

       WE HAVE INCURRED SUBSTANTIAL LOSSES TO DATE AND MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE

       Since we began operations, we have incurred net losses in every fiscal period. We incurred a net loss of $12.4 million in the first nine months of 2000 and our accumulated deficit through September 30, 2000 was $28.6 million. We expect to incur net losses in the future. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect our expenses to continue to increase in an effort to develop our business and, as a result, we will need to generate significant revenue to achieve profitability. We cannot be certain if or when we will become profitable. Our failure to become profitable within the timeframe expected by investors may adversely affect the market price of our common stock.

       UNEXPECTED FLUCTUATIONS IN OUR OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE

       Our operating results are difficult to forecast and may fluctuate significantly from quarter to quarter. As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly financial performance. It is likely that in some future quarters, our operating results may fall below the expectations of investors or securities analysts, which could cause the price of our common stock to fall substantially.

       IF WE FAIL TO INCREASE OUR REVENUE, OR IF WE EXPERIENCE DELAYS IN GENERATING REVENUE, WE WILL CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES

       We plan to significantly increase our operating expense to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative capabilities to address the demands resulting from this offering and the continued growth of our business. Our operating expenses are largely based on anticipated personnel requirements and revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more in research and development than originally budgeted in order to respond to industry trends. As a result, if we fail to increase our revenue, or if we experience delays in generating revenue, we will continue to incur substantial operating losses.

       THERE IS INTENSE COMPETITION IN THE MARKET FOR BROADBAND ACCESS SOLUTIONS AND IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUE COULD DECLINE AND WE COULD EXPERIENCE ADDITIONAL LOSSES

       The market for broadband access solutions is new, rapidly evolving and very competitive. We expect competition in this market to increase as a result of a number of factors, including the entrance of new or larger competitors and the introduction of new products or technologies. This competition could, among other things:

       - divert sales from us;

       - force us to charge lower prices; and

       - adversely affect our strategic relationships with manufacturers, resellers and others.

If any of these risks occurred, our revenues could decline, our gross margins could decrease, our expenses could increase and we could experience additional losses. Our principal competitors may be different depending on the market we target, and include large networking equipment companies such as Alcatel, Cisco Systems, Lucent Technologies, Marconi (Fore) and Nortel Networks, as well as companies such as Accelerated Networks, ADC Kentrox, and Tiara Networks.

       Many of our current and potential competitors are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with large market capitalization or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines.

       WE PURCHASE SEVERAL OF OUR KEY COMPONENTS FROM SINGLE SOURCES, AND WE COULD LOSE REVENUE AND MARKET SHARE IF WE ARE UNABLE TO OBTAIN A SUFFICIENT SUPPLY OF THOSE COMPONENTS

       Several key components of our products are currently available from single or limited sources with whom we have no guaranteed supply agreements, including:

- programmable chips supplied by Lucent Technologies;

- asynchronous transfer mode, or ATM, chips supplied by Conexant Systems Inc.;
and

- circuit emulation chips supplied by PMC-Sierra, Inc.

If we are unable to obtain a sufficient supply of these or other critical components from our current vendors:

- we may be unable to manufacture and ship our products on a timely basis, which could result in lost or delayed revenue, harm to our reputation, increased manufacturing costs and exposure to claims by our customers; and

- we may be forced either to develop alternative sources of supply or to modify the design of our products to use more readily available components, which may take a long time and may involve significant additional expense.

For example, during the first quarter of 2000, we encountered delays in receiving programmable chips used in our A-1240 product, which resulted in production delays. In addition, our vendors may increase their prices for these components. Accordingly, the lack of alternative sources for these components may also force us to pay higher prices for these components, which would cause our gross margins to decrease.

       WE ARE ENTIRELY DEPENDENT ON OUR LINE OF BROADBAND ACCESS PLATFORM PRODUCTS AND OUR PRODUCTS MAY NOT BE READILY ACCEPTED

       Widespread commercial acceptance of our products is critical to our future success. To date, our A-1000, A-2000, A-1240, A-3010, and A-4000 products are the only products that we have sold and we expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. We intend to develop and introduce new products and enhancements to existing products in the future. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our revenue will not grow significantly. The acceptance of our products may be hindered by:

- the failure of prospective customers to recognize the value of broadband access platform products;

- the reluctance of our prospective customers to replace or expand their current access equipment, which may be supplied by more established vendors, with our products; and

- the emergence of new technologies or industry standards that could cause our products to be less competitive or become obsolete.

       BECAUSE MOST OF OUR SALES ARE MADE UNDER SHORT-TERM PURCHASE ORDERS, WE MAY EXPEND SIGNIFICANT RESOURCES AND BE UNABLE TO RECOVER THE COSTS IF OUR CUSTOMERS FAIL TO PURCHASE ADDITIONAL PRODUCTS

       Our contracts and purchase orders are separately negotiated with each of our customers and the terms may vary widely. A majority of our sales are made under short-term purchase orders for one or a few of our products at one time instead of long-term contracts for large scale deployment of our products. These purchase orders do not ensure that they will purchase any additional products other than those specifically listed in the order. Moreover, since we believe that these purchase orders represent the early portion of longer-term customer programs, we expend significant financial and personnel resources and expand our operations to be able to fulfill these programs. If our customers fail to purchase additional products to expand their programs as we expect, we may be unable to recover the costs we incurred.

       OUR CUSTOMER CONTRACTS ALLOW OUR CUSTOMERS TO TERMINATE WITHOUT SIGNIFICANT PENALTIES

       Our contracts are generally non-exclusive and contain provisions allowing our customers to terminate them without significant penalties. Our contracts also may specify the achievement of shipment, delivery and installation commitments. We are generally able to meet these commitments or negotiate extensions with our customers. However, if we fail to meet these commitments in a timely manner, our customers may choose to terminate their contracts with us or impose monetary penalties. If our customers elect to terminate their contracts with us, our future revenues would be reduced.

       WE DEPEND UPON A SINGLE CONTRACT MANUFACTURER TO MANUFACTURE SUBSTANTIALLY ALL OF OUR PRODUCTS. IF THAT MANUFACTURER IS UNABLE OR UNWILLING TO MANUFACTURE A SUFFICIENT QUANTITY OF OUR PRODUCTS, OUR REVENUE MAY DECLINE AND OUR CUSTOMER RELATIONSHIPS MAY BE DAMAGED

       We currently subcontract the manufacturing and testing of all of our products to Benchmark Electronics, an independent manufacturer with whom we have no long-term agreement. Our reliance on a single manufacturer exposes us to a number of risks, including reduced control over manufacturing capacity, product completion and delivery times, product quality and manufacturing costs. If, as we anticipate, we experience increased demand for our products and introduce new products and product enhancements, the challenges we face in managing our relationship with Benchmark will be increased. If Benchmark is unable or unwilling to manufacture a sufficient quantity of products for us, on the time schedules and with the quality that we demand:

- we may not be able to fulfill customer orders on a timely basis; and

- we may be forced to engage additional or replacement manufacturers, which is expensive and time consuming.

If that occurs, our revenue may decline and our customer relationships may be damaged.

       IF WE FAIL TO PREDICT OUR MANUFACTURING AND COMPONENT REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS

       We provide forecasts of our demand to our contract manufacturer and component vendors up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, we may have excess inventory, which could increase our costs and harm our relationships with our contract manufacturer and component vendors by reducing our future orders. If we underestimate our requirements, we may have an inadequate inventory of components. Inadequate inventory could interrupt manufacturing of our products and result in delays in shipments. In addition, lead times for materials and components that we order are long and depend on factors such as the procedures of, or contract terms with, a specific supplier and demand for each component at a given time. In the case of some components in short supply, component vendors have imposed strict allocations that limit the number of these components they will supply to a given customer in a specified time period. These vendors may choose to increase allocations to larger, more established companies, which could reduce our allocations and harm our ability to manufacture our products.

       DUE TO THE LONG AND UNPREDICTABLE SALES CYCLE FOR OUR PRODUCTS, THE TIMING OF REVENUE IS DIFFICULT TO PREDICT AND MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE UNEXPECTEDLY

       The sales and deployment cycle for our products is lengthy and varies substantially from customer to customer; it may extend for six months or more. The length of our sales cycle may cause our revenue and operating results to vary unexpectedly from quarter to quarter. A customer's decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Consequently, we may incur substantial expenses and devote senior management attention to potential relationships that never materialize, in which event our investments will largely be lost and we may miss other opportunities.

       BECAUSE WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUE FROM A LIMITED NUMBER OF CUSTOMERS, ANY LOSS OF OR DELAY IN RECEIVING REVENUE FROM THOSE CUSTOMERS COULD SIGNIFICANTLY DAMAGE OUR FINANCIAL PERFORMANCE

       We have historically derived a significant portion of our revenue from a relatively small number of customers. If any of these customers stop or delay purchasing products or services from us, our financial performance would be negatively impacted. For the year ended December 31, 1999, 2nd Century Communications and AccessLan accounted for 22% and 53% of our revenue. These same customers accounted for 8% and 6% of our revenue for the nine months ended September 30, 2000. One additional customer, Broadband Office, accounted for 47% of our revenue for the nine months ended September 30, 2000. Most of our customers are not contractually obligated to purchase future products or services from us, and they may discontinue doing so at any time. In addition, although our largest customers will probably vary from period to period, we anticipate that a small number of customers will continue to represent a large percentage of our revenue in any given fiscal period. Accordingly, the failure to obtain a significant order from a customer within the fiscal period expected by us could have a significant adverse effect on our financial performance for that fiscal period.

       WE ANTICIPATE THAT THE AVERAGE SELLING PRICES OF OUR PRODUCTS WILL DECLINE, WHICH COULD REDUCE OUR GROSS MARGINS AND REVENUE

       Our industry has experienced rapid erosion of average product selling prices. We anticipate that the average selling prices of our products will decline in response to competitive pressures, increased sales discounts, new product introductions by our competitors or other factors. We are seeking to improve our product design to reduce our costs and increase our sales. If we are unable to do so, declines in average selling prices will reduce our gross margins and revenue.

       IF NETWORK SERVICE PROVIDERS CHOOSE A PROTOCOL OTHER THAN ATM FOR THEIR CORE NETWORKS AND WE ARE NOT ABLE TO ADAPT TO THE CHANGE, OUR TARGET MARKET COULD BE REDUCED

       While we have designed a product that is adaptable to many communications protocols, our initial architecture is based on an ATM infrastructure. In the service providers' networks ATM competes with other protocols such as time division multiplexing (TDM) and Internet protocol (IP). We believe that an eventual migration to an IP-based protocol is possible. To the extent that network service providers choose a protocol other than ATM for their core networks, we may not be able to react in time or adapt to the change and our target market could be substantially reduced.

       IF WE ARE NOT SUCCESSFUL IN DEVELOPING AND MARKETING, OR IF WE ARE DELAYED IN INTRODUCING, NEW AND ENHANCED PRODUCTS AND FEATURES THAT KEEP PACE WITH TECHNOLOGY AND OUR CUSTOMERS' NEEDS AND EXPECTATIONS, OUR SALES AND COMPETITIVE POSITION WILL SUFFER

       The market for broadband access solutions is characterized by rapidly changing technologies, frequent new product introductions and evolving customer requirements and industry standards. In order to remain competitive, we will need to introduce on a timely basis new products or product enhancements that offer significantly improved performance and features, at lower prices, and we may not be successful in doing so. Some prior versions of our products were released behind schedule, and this may happen again in the future. Delays in introducing new products and features, or the introduction of new products which do not meet the evolving demands of our customers, could damage our reputation and cause a loss of or delay in revenue.

       IF WE DO NOT EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, WE MAY BE UNABLE TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS, WHICH MAY PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY

       Our products and services require a technical sales effort targeted at several key people within each of our prospective customers' organizations. Our sales efforts require the attention of sales personnel and specialized system engineers with extensive experience in networking technologies. Competition for these individuals is intense, and we may not be able to hire sufficient numbers of qualified sales personnel and specialized system engineers. We also plan to expand our relationships with resellers and original equipment manufacturers. If we fail to develop or cultivate relationships with significant resellers or original equipment manufacturers, or if these resellers and original equipment manufacturers are not successful in their sales efforts, our business may be harmed. Many of our resellers also sell our competitors' products. Failure to expand these channels could adversely affect our revenues and operating results.

       IF WE DO NOT EXPAND OUR CUSTOMER SERVICE AND SUPPORT ORGANIZATION, WE MAY BE UNABLE TO INCREASE OUR SALES

       In response to our growing base of product installations, we will need to increase our customer service and support organization to support new and existing customers. We generally do not enter into service contracts as part of our sales process, and our products have not required extensive servicing to date. However, as our product base continues to expand, we intend to offer an enhanced level of customer support on a post-product sale basis both to generate additional revenue opportunities and to distinguish us from our competitors. Our products are complex and require highly trained customer service and support personnel. Hiring customer service and support personnel is difficult in our industry due to the limited number of people available with the necessary technical skills. If we are unable to expand our customer service and support organization and train our personnel rapidly, we may not be able to increase sales.

       IF WE ARE NOT ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL, OR IF WE LOSE KEY PERSONNEL, WE MAY BE UNABLE TO MANAGE OR GROW OUR BUSINESS

       The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly qualified sales and engineering personnel. Qualified personnel are in great demand throughout our industry, particularly in the Washington, D.C. metropolitan area. We may not be successful in hiring and retaining the skilled personnel that we need.

       Our future success also depends to a significant degree on the skills and efforts of Asghar Mostafa, our co-founder, Chairman of the Board and Chief Executive Officer, and on the ability of our other executive officers and members of senior management to work effectively as a team. The loss of the services of Mr. Mostafa or one or more of our other executive officers or senior management members could have a material adverse effect on our financial performance and ability to compete.

       OUR COMPANY IS GROWING RAPIDLY AND WE MAY BE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY, WHICH COULD RESULT IN LOST SALES OR DISRUPTIONS TO OUR BUSINESS

       Our failure to effectively manage our recent and anticipated growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and our financial performance. This growth has strained, and may further strain, our management, operational systems and other resources. To manage our growth effectively, we must be able to enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We may not be able to do so.

       WE ARE BEGINNING TO EXPAND OUR INTERNATIONAL BUSINESS, WHICH EXPOSES US TO ADDITIONAL RISKS THAT WE DO NOT FACE IN OUR U.S. BUSINESS

       In 1999, we derived approximately 10% of our revenue from sales outside the United States, and we expect that percentage to increase as our business grows. An expanded international business exposes us to a number of risks that we do not have to address in our U.S. operations. These risks include:

- longer sales cycles;

- challenges and costs inherent in managing geographically dispersed operations;

- protectionist laws and business practices that favor local competitors;

- difficulties in finding and managing local resellers;

- diverse and changing governmental laws and regulations, including greater regulation of the telecommunications industry; and

- foreign currency exchange rate fluctuations.

       If we are unsuccessful in addressing these risks, our international business will not achieve the revenue or profits we expect.

       IF OUR PRODUCTS DO NOT COMPLY WITH EVOLVING INDUSTRY STANDARDS, WE MAY LOSE SALES AND INCUR ADDITIONAL EXPENSES

       Our success depends in part on both the adoption of industry standards for technologies in the broadband access solutions market and our products' compliance with those industry standards as different standards emerge, evolve and achieve acceptance. The absence of industry standards for a particular technology may prevent widespread adoption of products based on that technology. In addition, because many technological developments occur prior to the adoption of related industry standards, we may develop products that do not comply with the industry standards that are eventually adopted, which would hinder our ability to sell those products.

Moreover, if a competitor obtains a leadership position in selling broadband access products, that competitor may have the ability to establish de facto standards within the industry.

       IF OUR PRODUCTS CONTAIN DEFECTS OR FAIL TO PERFORM PROPERLY OR WORK EFFECTIVELY WITH OUR CUSTOMERS' NETWORKS, WE COULD LOSE REVENUE AND INCUR DAMAGE TO OUR REPUTATION AND LIABILITY TO OUR CUSTOMERS

       Our products must work effectively with our customers' existing networks, which typically include products from a variety of different vendors and utilize multiple protocol standards. The complexity of these networks makes it difficult for us to ensure that our products will function properly within these networks and also makes it difficult for us to identify the source of any problems, which occur in the operation of our products. Despite testing by us and our customers, our products may contain undetected software or hardware errors, which result in product failures or poor product performance. We have experienced such errors in the past in connection with new products and product upgrades. We expect that such errors will be found from time to time in new or enhanced products after we have already shipped the products. If our products contain defects or fail to work properly, we may:

- suffer a loss of or delay in revenue;

- incur additional expenses in our efforts to identify and remedy the problems;

- suffer damage to our reputation; and

- be exposed to damage claims by our customers.

       CLAIMS BY NORTEL NETWORKS OR OTHER COMPANIES THAT WE ARE INFRINGING THEIR PROPRIETARY RIGHTS COULD HINDER OR BLOCK OUR ABILITY TO SELL OUR PRODUCTS, SUBJECT US TO SIGNIFICANT MONETARY LIABILITY AND DIVERT THE TIME AND ATTENTION OF OUR MANAGEMENT

       The broadband access equipment industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to networking technology. Nortel Networks Corporation has alleged that our products may infringe one or more of Nortel's patents. We believe that our products do not infringe Nortel's patents and we intend to contest Nortel's claim vigorously. However, we cannot assure you that we will prevail in our objection to this claim or any other claim Nortel may make with respect to other patents it owns, nor can we assure you that this dispute will not result in litigation or that an adverse result or judgment will not adversely affect our financial condition. The Nortel claim could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology. If Nortel succeeds in its claim, we would need to enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all.

       We expect that we may increasingly be subject to infringement claims as the numbers of products and competitors in the market for broadband access equipment grows and the functionality of products overlaps. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license proprietary rights on a timely basis that may become necessary, our ability to use technologies, products, and brand names may be limited and our business may be harmed.

       OUR COMPETITIVE POSITION WOULD BE ADVERSELY AFFECTED IF WE WERE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS

       Our success and competitiveness are dependent to a significant degree on the protection of our proprietary rights. We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual restrictions and, to a lesser extent, on patents to protect our proprietary rights. We have one U.S. patent, and we have filed a corresponding application under the Patent Cooperation Treaty relating to the management of tunneling protocols. There can be no assurance that these patent applications will be approved, that any issued patents will protect our intellectual property or that third parties will not challenge them. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, we cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. Others may be able to copy or reverse engineer aspects of our products, to obtain and use information that we regard as proprietary or to independently develop similar technology. If we are unable to protect our trademarks and other proprietary rights against unauthorized use by others, our reputation and brand name may be damaged and our competitive position may be significantly harmed.

       IF WE MAKE ACQUISITIONS OR STRATEGIC INVESTMENTS, OUR STOCKHOLDERS COULD BE DILUTED, WE COULD INCUR ADDITIONAL DEBT, AND WE COULD ASSUME ADDITIONAL CONTINGENT LIABILITIES

       We intend to consider investments in complementary companies, products or technologies. While we have no current agreements to do so, we may buy businesses, products or technologies in the future. If we make an acquisition or investment, we may:

- issue stock that would dilute your stock ownership;

- incur debt, which would restrict our cash flow;

- assume liabilities, which may result in additional costs;

- incur amortization expenses related to goodwill and other intangible assets;
or

- incur large and immediate write-offs.

       WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE OR MANAGE THE ACQUISITIONS
OR

INVESTMENTS WE MAKE

       We have not completed any acquisitions or investments to date, so, as a company, we have no experience in this area. Therefore, acquisitions or investments made by us could involve numerous risks, including:

- problems combining the purchased operations, technologies or products;

- unanticipated costs;

- diversion of management's attention from our core business;

- adverse effects on existing business relationships with suppliers and customers;

- risks associated with entering markets in which we have no or limited prior experience; and

- potential loss of key employees, particularly those of the purchased organizations.

       We may not be able to successfully integrate businesses, products, technologies or personnel that we might acquire in the future. Any failure to do so could disrupt our business and seriously harm our financial condition.

       WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, WHICH MAY NOT BE AVAILABLE

       At September 30, 2000, we had approximately $23.2 million in cash, cash equivalents and marketable securities. We believe that these amounts, combined with proceeds from our recently completed offering and cash anticipated to be available from future operations, will enable us to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if cash from available sources is insufficient, or if cash is used to acquire complementary companies, products or technologies, or for other uses not presently planned, we may need additional capital. The development and marketing of new and enhanced products and the expansion of our sales channels and associated support personnel will require a significant commitment of resources. In addition, if the market for broadband access solutions develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. Additional capital may not be available to us at all, or if available, may be available only on unfavorable terms. Any inability to raise additional capital when we require it would materially adversely affect our business, results of operations and financial condition.

                     RISKS RELATED TO THE SECURITIES MARKET

       OUR STOCK PRICE MAY BE VOLATILE

An active public market for our common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

- our loss of a major customer;

- the addition or departure of key personnel;

- variations in our quarterly operating results;

- announcements by us or our competitors of significant contracts, new products or product enhancements;

-acquisitions, distribution partnerships, joint ventures or capital commitments;

- changes in financial estimates by securities analysts;

- our sales of common stock or other securities in the future;

- changes in market valuations of broadband access technology companies;

- changes in market valuations of networking and telecommunications companies;
and

- fluctuations in stock market prices and volumes.

In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

       THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL

       Shares of our common stock began trading on the Nasdaq National Market on October 5, 2000. Certain of our current stockholders hold a substantial number of shares which are currently subject to lock-up agreements or other restrictions limiting such stockholders' ability to sell such shares. These stockholders may be able to sell such shares in the public market in the near future

       INSIDERS OWN A SUBSTANTIAL NUMBER OF ADVANCED SWITCHING COMMUNICATIONS SHARES AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

As of October 30, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 71% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

       PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL

       Provisions of our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

       We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, our cash equivalents and marketable securities consist of highly liquid investments. Of the total marketable securities of $16.9 million, $8.1 million was for securities with remaining maturities at the date of purchase of less than 365 days, the balance of the securities or $8.9 million had remaining maturities at the date of purchase of 365 days or greater. We have the ability to hold these investments until maturity, and therefore do not expect the value of these investments to be affected to any significant degree by a sudden change in interest rates.

Exchange Rate Sensitivity

       Currently, all of our sales and expenses are denominated in United States Dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date. We do expect to conduct transactions in foreign currencies in the future, so we may engage in foreign exchange hedging activities at that time.


                        PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

       We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, results of operations or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe on third-party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS

       (a)    Change in Securities

       From July 1, 2000 to September 30, 2000, we issued 120,250 unregistered shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $1.00 to $9.00 per share, a weighted-average exercise price of $5.44 per share. All of these stock options were granted under our 1998 Stock Option Plan, Second 1998 Stock Option Plan, 1999 Stock Option Plan or 2000 Stock Incentive Plan prior to our initial public offering. Our issuance of these shares upon the exercise of these options was exempt from registration pursuant to Section 4(2) of, or Rule 701 promulgated under, the Securities Act.

       (b)    Use of Proceeds from Registered Securities.

       On October 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-40624) was declared effective by the Securities and Exchange Commission, pursuant to which 7,187,500 shares of our common stock were offered and sold for our account at a price of $15.00 per share, generating gross offering proceeds of $107,812,500. The managing underwriters were Morgan Stanley Dean Witter & Co. Incorporated, Chase Securities Inc., and FleetBoston Robertson Stephens Inc. Our initial public offering closed on October 10, 2000.

       We have not yet used any funds from the initial public offering. We expect to use the net proceeds from the initial public offering for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the net proceeds from this offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to invest them in short-term, interest-bearing, investment-grade securities.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On October 3, 2000 the stockholders of the Company approved by written consent the Amended and Restated Certificate of Incorporation, the composition of the Corporation's board of directors and the 2000 Stock Incentive Plan of the Corporation. The affirmative vote of 31,165,052 shares was received by written consent.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

       EXHIBIT                    DESCRIPTION

       *27.1  Financial data schedule.

       (b)    Reports on Form 8-K

       No such reports were filed during the three months ended September 30, 2000.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ADVANCED SWITCHING
                                COMMUNICATIONS, INC.



                                By: /s/ HARRY J. D'ANDREA
                                   -----------------
                                   Harry J. D'Andrea
                                   Vice-President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Dated:  November 14, 2000