Form 10-K
period 2000-12-31
ADVANCED SWITCHING COMMUNICATIONS INC
filed 2001-03-30
CIK 1095583

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

COMMISSION FILE NUMBER 000-31529

ADVANCED SWITCHING COMMUNICATIONS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	54-1865834

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER

INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

8330 BOONE BOULEVARD, 8TH FLOOR
VIENNA, VIRGINIA 22182
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 448-5540

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK
($.0025 PAR VALUE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. [  ]

Based on the closing price of the common stock on March 15, 2001 on the Nasdaq Stock Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $38,705,226.

As of March 15, 2001, there were 42,273,369 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Report.

PART I

ITEM 1 BUSINESS

Overview

      Advanced Switching Communications, Inc. designs, builds and markets a line of broadband access equipment for telecommunications service providers. With our MultiStream™ technology and integrated family of network access solutions, communications companies can rapidly and cost effectively deliver the power of the Internet and advanced broadband services to their customers around the world. By combining advanced, multi-service switching with robust multiplexing, our technology and products enable carriers to rapidly and cost-effectively deliver voice, data, multimedia and Internet-based traffic across a wide range of facilities, including the most advanced, high speed optical networks. We plan to add Internet Protocol (IP) capabilities to our product portfolio in 2001. We create unique value by focusing on the access portion of the global communications network – which is becoming increasingly jammed with a widening variety of disparate data traffic. Our products are deployed at central offices and points of presence that comprise the entry points to a service provider’s access network. By extending the benefits of packet technology beyond the network core to the access portion of the network, our products reduce transmission and operating costs, increase the efficiency of core network equipment, provide access to fiber optic core networks and allow our customers to develop networks for advanced IP-based broadband services. We market our products to telecommunications service providers worldwide, focusing on established and emerging multi-service carriers

Industry Background

Internet Driving Data Traffic

      Growth in broadband applications — Internet access, electronic commerce, virtual private networks, intranets, extranets, integrated messaging, streaming media, interactive conferencing and other content-based services — is driving enormous growth in data traffic. In the past two years, the volume of Internet traffic has increased nearly ten-fold, according to a recent study. This explosion of data traffic, coupled with existing demand for voice traffic, is placing significant strains on the existing network infrastructure, particularly on the access portion of the communications network. Both established and emerging service providers are deploying new network technology that drives the benefits of packet switching closer to their customers, reducing the access network “bottleneck.” Packet-based networks, which transport voice and data in small digital bundles, or “packets,” use available network bandwidth more efficiently than traditional circuit-switched telephone networks, which were designed for voice traffic and built long before the advent of the Internet. Packet-based networks offer a highly flexible, cost-effective and efficient means to provide communications services, including data, voice and multimedia. In the current economic environment, carriers of all sizes face a need to spend wisely, speed return on investment, streamline deployment and eliminate unnecessary equipment from their networks. As a result, both established and emerging carriers are aggressively pursuing equipment solutions that allow them to offer broadband services while capitalizing on their investment in existing network infrastructure as they migrate to the new world of ubiquitous IP networking.

Limitations of Existing Local Access Networks

      Telecommunications service providers typically situate high-speed packet transmission equipment at the core or backbone of their networks, but rely on voice-oriented technology for their access networks. The access portion of the network lies between the connection to the end-user, which often is referred to as the “last mile”, and the edge of the network core. Access networks comprise a system of central offices and points of presence, facilities that serve as staging areas for the delivery of telecom services to the end user. Access networks in most cases still employ the copper infrastructure originally built to transmit analog voice signals. As a result of the technological constraints of voice-oriented technology, existing access network architectures consist of separate voice and data networks that operate with different transmission protocols. These multiple or overlay networks are unable to efficiently satisfy the demand for enhanced services. While the bandwidth capabilities of local area networks (at customer premises) and fiber-based core networks have dramatically increased, the access networks that link the two have not kept pace.

Existing access equipment alternatives do not adequately meet the needs of service providers because:

•	Traditional access network equipment does not support broadband services.

•	Existing packet-based solutions, known as edge switching equipment, that do support broadband services are generally large, inflexible and costly adaptations of core network products that are difficult to install, operate and upgrade.

IP Migration

      Communications companies face the reality that their business customers want and use multiple types of broadband services that are transported over different types of networks – Frame Relay and ATM are examples. As advanced communications capabilities become increasingly important to business success, these customers are building mission-critical applications on top of the services they purchase from carriers. The result —businesses change services reluctantly and only with the greatest of care. Communications companies seek ways to offer services over a single network architecture, because a unified network would enable them to lower costs, speed provisioning and increase profitability. To date, the typical protocol used to unify different network architectures has been ATM, as it has the capability to “piggyback” other protocols and services onto a single network backbone, while still being able to offer customers guaranteed levels of service quality. ATM is known for its ability to place controls on data traffic to ensure it is prioritized and reaches its destination properly. One of ATM’s strengths is its ability to combine multiple services onto a single network, without impacting the quality of the individual services. But ATM’s quality of service advantages come at the cost of additional processing that can add to the overall cost of transport and cap network speeds.

      With the dramatic growth of the Internet, the question for many communications companies going forward will be to how best carry Internet Protocol (or IP) traffic across their networks. Most of today’s desktop applications that require communications capabilities are based on IP. While ATM can and does often carry IP traffic, it does incur additional processing that limits its overall efficiency, especially when compared to IP. While there is a movement to use native IP instead of ATM as a way to unify networks, IP has its own limitations in the area of quality of service. The Internet today, the most well-known IP network, operates as a “best efforts” network. This means that the service provider makes a “best effort” to deliver customer traffic to its destination but makes no guarantees on the speed or quality of the service. While “best efforts” may seem to work for e-mail and basic communications services today, most enhanced broadband services, like VPNs, rely heavily on these service guarantees.

      In the long run, we believe that the best network architecture is one that enables carriers to transmit IP with guaranteed quality of service. A new transmission protocol, Multi-Protocol Label Switching (MPLS) holds the promise of achieving that goal, because MPLS incorporates ATM-like traffic controls that many carriers want, without ATM’s processing overhead and speed limitations.

      At ASC, we believe that carriers will migrate to an IP over MPLS (IP/MPLS) network architecture in the coming years. However, their customers, today’s businesses, will change their services gradually, only when they are certain sufficient levels of service quality are present. To prepare for this transition, we are developing a family of next generation access equipment that will provide carriers a smooth migration to the IP/MPLS environment and provide new revenue opportunities by enabling carriers to offer their customers a range of enhanced IP-based services, without requiring their customers to make business-jarring changes.

Access Equipment Requirements for Broadband Service Providers

      Increased demand for broadband services is forcing service providers to invest in equipment that accelerates the delivery of broadband services to customers. Service providers must reduce time-to-market, offer significant cost advantages and provide differentiated and expanded service offerings in order to win customers and gain market share. As a result, today’s service providers require multi-service access equipment with the following characteristics:

•	Scalability. With demand for broadband services growing rapidly across all market segments, service providers need equipment suitable for all sized markets. In order for service providers to grow their customer base profitably and increase the breadth and number of available service offerings, this equipment must scale in a linear fashion regardless of customer density.

•	Multi-Service Support. Today’s networks carry multiple transmission types or protocols, including frame relay, ATM, IP and time division multiplexing, or TDM. Global multi-billion dollar service markets have been built around each of these protocols. Service providers require a solution that adapts these multiple access protocols to a single packet-based network. A unified solution can dramatically streamline provisioning, create structural cost advantages and simplify network architectures.

•	IP/MPLS Capabilities. With rapid acceptance of IP in enterprise and core networks coupled with the development of new IP-enabled network services, we believe IP/MPLS will be the protocol preferred by most carriers in the future. As a result, we believe service providers require the flexibility to incorporate IP technology into their networks while preserving their investment in the existing network infrastructure.

•	Cost Effectiveness. Under pressure to increase profitability, service providers are seeking equipment with low initial cost that will allow them to build their packet networks rapidly and target customers and markets that might otherwise go unserved. In addition, widely deployed equipment must allow service providers to maintain low operating costs by reducing the time and expense involved in provisioning and upgrading services.

•	Space and Other Physical Requirements. The demand for broadband services is causing service providers to extend their networks closer to their customers in larger numbers of central offices, points of presence and new locations, such as basements of multi-tenant units or wireless communications towers. Space in these locations is limited and expensive and may have insufficient power and cooling capacity necessary to operate traditional networking equipment. Equipment deployed at these sites must be compact and must have minimal power and cooling requirements. However, this equipment must also comply with the rigorous industry standards established for central office equipment.

•	Interoperability with Existing Systems. Service providers require equipment that operates in conjunction with the exacting standards of today’s carrier network systems and preserves the value of their existing networks. In addition, they seek a network architecture that is not easily disrupted and that will maximize the performance of their core network equipment, such as switches and routers.

•	Rapid Provisioning and Response Times. Competitors in today’s telecommunications market are racing to expand their networks and increase their market share. Service providers require a solution that enables them to rapidly offer reliable integrated services on a wide scale. Once deployed, their equipment must support quick response times to end-user requests. Moreover, service providers need equipment that can be configured from a remote terminal so that they can avoid sending a technician to physically modify the equipment to add or change a customer’s service.

The ASC Solution

      Our product line is focused exclusively on providing solutions at the access network level, enabling our customers to extend the significant benefits of packet technology from optical core networks to local access applications. We have developed our MultiStream technology and our product line to meet the protocol flexibility, price-point, scalability and interoperability requirements of broadband service providers worldwide. Our innovative products are easily integrated into the access network architecture and offer the following benefits and features:

•	Enhanced Revenue Opportunities. Our product design and multi-service capabilities help service providers generate additional revenue by: 1) penetrating new markets; 2) expanding the types of services and variety of service packages they can offer; and 3) allowing them to provision services more rapidly. The relatively low initial investment required to deploy our equipment enables service providers to increase revenue growth by rapidly building and expanding their network.

•	Migration to IP/MPLS. Our products will support an IP/MPLS migration, beginning with the expected introduction in 2001 of IP functionality into our product line. We expect to test our most advanced offering, the A-4500, a powerful MultiStream switch, multiplexer and IP router in the second half of this year and launch it commercially in 2002. We also plan to introduce IP capability into our existing product set later this year. Carriers anticipating a network migration to all-IP networks will be able to preserve their existing investment because ASC products will accommodate today’s prevalent network protocols while providing a smooth migration to IP as it becomes accepted and more widely deployed in the network core.

•	Highly Scalable, Product Architecture. Our existing products are designed to proportionally meet our customers’ network requirements. In small markets, a carrier can deploy services with a single card in a stackable platform and add platforms as it succeeds in adding traffic. In large markets, carriers can deploy our multiple card A-4000 system using the same individual cards from the stackable platforms, preserving their investment as their customer base grows. Our scalable product architecture allows service providers to target small and medium sized markets that are prohibitively expensive to service using other, less scalable technologies. We anticipate that customers whose network requirements exceed the capacity offered by our existing A-4000 would be able to meet future needs with the A-4500.

•	Multi-Service Capabilities. Our products’ ports, the points of entry that transmit and receive data to and from physical access lines, are individually software configurable to support various transmission protocols, including frame relay, ATM, and time division multiplexing (TDM) (for voice). Our products also support enhancements to frame relay and ATM, known as multi-link frame relay and inverse multiplexing over ATM (IMA), respectively, that allow service providers to use existing network capacity more efficiently and provide new broadband services. By converting these protocols into a single network protocol, we can significantly simplify a service provider’s core network and reduce costs. In addition, new protocols can be added through software instead of hardware. Our software-configurable ports eliminate the need for service providers to pre-determine the number of ports dedicated to each specific protocol or service. Service providers that use our products can remotely configure ports for new services as end users request them. In addition, a service provider can change a customer’s service using software, with minimal service disruption and without dispatching personnel to physically change a customer’s connection.

•	Reduced Operating Costs. Our products convert different end-user services to a single format or protocol for transmission to the core network, eliminating the need to deploy multiple core networks, one for each service offered. Our products also aggregate the local access lines that carry these services into fewer high-speed optical or electrical connections to the core network, allowing core network equipment to operate more efficiently. This service conversion and access line aggregation reduces the costs of building and operating a service provider network. Additionally, converging access services into a single network protocol eliminates the complexity and expense of deploying multiple overlay networks for each protocol or service offered.

•	Interoperability with Existing Systems. Since our products operate with all leading core network components, service providers can preserve and leverage the value of their existing investments. Our products utilize industry standard protocols and have built-in software flexibility to add new protocols as they are adopted and standardized in the marketplace.

•	Space and Physical Design Advantages. The compact design and high port density of our equipment means that it occupies minimal space at central offices, multi-tenant office buildings, or other points of presence. In addition, the lower power requirements and the low heat output of our products allow service providers to deploy services to locations previously excluded from the network because of the physical limitations of the space. Finally, our products comply with Network Equipment Building System (NEBS) level 3 standards, the most stringent network facility standard set forth by Bellcore for central office equipment. This means that they can be deployed in virtually any central office in a service provider’s network.

Strategy

      Our objective is to become a leading provider of network access solutions that enable service providers worldwide to speed the profitable deployment of IP-based and other advanced broadband services and applications to their customers. To achieve our objective, we enable service providers to continue building high-speed networks that extend packet technology outward from the network core to the access network and thereby eliminate the need for and added cost of operating multiple single-protocol networks. Key elements of our strategy include:

      Broaden Customer Base Domestically and Internationally. We have won strategic customer accounts with both established and emerging multi-service carriers that have deployed our products in a variety of applications. In the fourth quarter of 2000, we saw a shift in the mix of our customers toward more established carriers, including Qwest Communications International, Inc., our largest customer in the quarter. We will attempt to leverage this success to generate increased sales by focusing global sales efforts on more established carriers, publicizing strategic wins and developing marketing materials and campaigns targeted at this market segment. For example, many established multi-service carriers are positioning themselves to offer integrated voice-data-multimedia services over a single network infrastructure, while some are expanding and extending their packet-based networks to satisfy customers’ bandwidth and networking demands. We will attempt to capitalize on these developments by targeting incumbent local exchange carriers (ILECs), inter-exchange carriers (IXCs), mobile wireless carriers, postal, telephone and telegraph organizations (PTTs) abroad and other types of established service providers building packet-based networks. We also will continue to seek opportunities among emerging carriers, including competitive local exchange carriers, independent DSL service providers and other new entrants building packet-based networks.

      Leverage Technology Leadership from Access into Core. We believe we have established a technology leadership position in the market for broadband access technology and products. Our family of products is designed for deployment in hundreds or thousands of points of presence, central offices or multi-tenant office buildings within a service provider’s network. Once our products are installed in a service provider’s network, we can simplify its network architecture and operations. To address evolving network needs, we will continue to extend the capabilities of our product line by leveraging our unique software-upgradeable design to support new protocols, specifically IP/MPLS, greater numbers of end-users and higher speed optical connections, as well as enhanced switching and routing capabilities. Moreover, as we add new features and products, our solutions will gradually assume more functionality previously relegated to core platforms, extending core capabilities to the access portion of service provider networks.

      Provide Customers with a Smooth Migration Path to a New Generation of Networks, including IP/MPLS. Our existing product line is designed to support the current infrastructures and services in the market with a software-based architecture that supports new protocols and services without major hardware changes. Today, the predominant network protocol used to provide integrated multi-protocol services is ATM. We believe that IP will eventually assume predominance. We plan to leverage our flexible architecture to allow our customers to rapidly capture market share using ATM as a network protocol and cost-effectively evolve their networks to support the IP/MPLS and optical-based services of the future. We intend to accomplish this goal by integrating IP capabilities into our existing products –as well as our new product, the A-4500.

      Expand Our Global Sales Efforts and Our Customer Service and Support Capabilities. We sell our products through our direct sales force and through more than a dozen sales channel partners we have established in the United States, Europe, Asia and Latin America. We plan to continue to expand our direct sales force domestically and internationally, including expansion in our overseas markets. There can be no assurance that these attempts will be successful, or that there will be not interim interruptions or setbacks in our rate of growth or absolute growth. To support our direct sales efforts, we will continue to develop relationships with multiple distribution partners, systems integrators, resellers and original equipment manufacturers to help build acceptance of our products. We plan to complement our product line by expanding our professional service and support organization designed to ensure effective product implementations and high levels of customer satisfaction.

      Continue to Outsource Product Manufacturing. Our manufacturing strategy is based on the use of one or more contract manufacturers for the assembling, testing, packaging, warehousing and shipping of our products. By continuing to outsource the manufacturing of our products, we can continue to focus our resources on product design and development, and executing sales and marketing initiatives. In addition, outsourcing allows us to achieve economies of scale in operating and purchasing while reducing the significant capital investments required for manufacturing equipment and inventory management. Currently, we use one primary contract manufacturer, Benchmark Electronics.

Products

      Our product family of broadband access equipment includes the A-1000, A-2000, A-1240, A-3010, A-7010 and A-4000. Our unique, scalable architecture provides cost effective access solutions at a variety of port densities, large or small. Each of our compact, stackable MultiStream products, the A-1000, the A-2000, the A-1240, and the A-3010 operates as a complete stand-alone system or as a card —or component —in the A-4000, which contains 18 slots to house these individual cards. The A-7010, introduced in late 2000, operates as a card in the A-4000. The following table summarizes our product line. All of the products set forth below are currently commercially available, except the A-4500, a powerful MultiStream switch, multiplexer and IP router with high-speed optical switching capabilities which is expected to be available for testing in 2001and commercially available in 2002.

Single-Slot Products

Product
Name	Protocols Supported	Available Ports	Applications
A-1000	ATM Frame Relay Inverse Multiplexing over ATM (IMA) Multilink frame relay (MFR) ATM-frame relay conversion	• 12 T1/E1 • 1 T3/E3	Low customer density points of presence.

A-2000	ATM Frame Relay ATM-frame relay conversion	• 4 T3/E3 • 1 OC-3c	Low customer density points of presence or as aggregation platform behind multiple A-1000s, A-1240s, and A-3010s or other equipment with T3/E3 network connections.

A-1240	ATM Frame Relay IMA MFR ATM-frame relay conversion TDM (via ATM Circuit Emulation) VLAN (over Ethernet)	• 24 T1/E1 • 1 T3/E3 • 1 10/100 BaseT Ethernet	Low to medium customer density points of presence. In-building points of presence.

A-3010	ATM Frame Relay IMA MFR ATM-frame relay conversion TDM (via ATM Circuit Emulation) VLAN (over Ethernet)	• 28 T1/E1 (over channelized T3/E3) • 1 T3/E3 (unchann.) • 1 10/100 BaseT Ethernet	Low to medium customer density points of presence.

Multi-Slot Products

Product
Name	Protocols Supported	Available Ports	Applications
A-4000	ATM	Access ports	Aggregation at high customer

	Frame Relay IMA	• up to 392 T1/E1	density points of presence and at sites used to

	MFR	• 56 T3/E3 Network ports	aggregate traffic from

	ATM-frame relay conversion TDM (via ATM Circuit Emulation)	• 4 OC-3c/ STM-1 or • 16 T3/E3 or • 4 OC-12c/ STM-4 with A-7010	multiple smaller points of presence or buildings.

A-4500	IP/MPLS ATM Frame Relay IMA MFR ATM-frame relay conversion TDM (via ATM Circuit Emulation)	Scales from speeds of DS-0 or 64 Kbps to OC-48 and OC-192 or 9.95 Gbps	Switching at high customer density points of presence and at network hub sites.

Technology and Product Architecture

      Our product architecture, both existing and planned, is designed to give service providers a platform to offer broadband services today while providing a smooth migration path to the next generation of IP-based networks.

MultiStream Technology

      Our unique MultiStream technology is the foundation of our revolutionary approach to network access. With MultiStream, carriers can use a single physical connection to provide their customers with a wide variety of advanced transport services – ATM, Frame Relay, Multi-link Frame Relay (MFR), IP over ATM, IP over Frame Relay and IMA. That means that customers can benefit from more applications, faster speeds and lower costs.

      Coupled with our powerful family of integrated network access switches and multiplexers, MultiStream technology enables carriers to offer their customers a wide variety of enhanced broadband services and applications at the most competitive prices. The applications enabled by ASC include those that customers want the most – virtual private networks, intranets, extranets, relationship management tools and many content-based services.

      A key component of MultiStream technology is a multi-service switch fabric that we have designed explicitly for the needs of access networks. Our switch fabric natively supports both cell-based (fixed length), and frame-based (variable length) packet-oriented protocols without requiring conversion between the protocols. Because cell-based protocols prioritize traffic and ensure that time sensitive voice traffic is not delayed, the predominant approach to providing integrated voice-data services in today’s access networks centers around cell-based protocols, such as ATM. Our products’ switch fabric anticipates a migration to an IP approach. With native support of both cell- and frame-based packet protocols, our switch fabric adapts to the needs of today’s access networks, while providing flexibility to evolve.

System-on-a-Card Design

      The fundamental building block of our existing broadband access systems is our system-on-a-card design. We have engineered compact entry-level systems that contain all of the components necessary for a service provider to deliver broadband services. With traditional systems, customers must make a considerable upfront investment in costly equipment before installing the components that connect to end-users. Our customers can stack our individual single-slot products as the number of their end-users grows, and eventually move to our A-4000 multi-slot product with considerably lower upfront costs than with traditional equipment. In addition, the cards used in our single-slot products may be removed and inserted into our A-4000 multi-slot product, allowing our customers to preserve their initial investments.

Protocol Independent Ports

      In traditional system architectures, the support of each service or protocol is dependent on a separate hardware component. Many products were designed to support a single type of service. Other products have incorporated multiple services in a single system through separate physical components that support different services. Our universal ports create a new paradigm by eliminating the need for hardware dedicated to specific services. Through software, our universal ports can be remotely configured for different services. Because they are protocol-independent and software-configurable, our ports can greatly simplify network planning and significantly reduce capital expenditures on hardware, as service providers no longer need to install separate components for different services.

Common Software Architecture

      Our software architecture is scalable and identical for our existing single-slot and existing multi-slot systems. One of our key-enabling features is a high-performance and efficient software system that scales from a stackable to our A-4000 multi-slot product. This system supports distributed call control processing, bandwidth resource allocation and network administration and management while providing a common view of management information regardless of the size of the system. Another key feature we have built into this design is a software system that determines where specific functions occur either locally or remotely across a system. Both of these software features preserve a consistent “look and feel” to the user. This facilitates network management and service provisioning and allows customers to preserve their investment in network management systems and our existing hardware as they grow their network into higher densities and new services with the A-4000.

      NxT1/E1 Capability

      Most local access networks are based on connections that come in two sizes: T1/E1 or T3/E3. There is a significant difference in capacity and cost between the T1/E1, which represents 1.5/2.0 Mbps, and the T3/E3, which represents 45/34 Mbps. Moreover, service providers typically take longer to provision or deliver T3/E3 connections. In many smaller markets these larger connections may not be readily available. ASCtechnology bridges the capacity and cost gaps between T1/E1 and T3/E3. This technology bundles multiple physical T1/E1s onto one logical connection that operates like a single large “pipe.” The total capacity of a bundle equals the sum of the combined links. However, if one of the T1/E1 connections should fail, the software adjusts the capacity downward and continues using the remaining active T1/E1 lines, providing a built-in source of network redundancy.

      Our solution uses bundling technology for both ATM traffic, which is called inverse multiplexing over ATM, or IMA, and frame relay traffic, which is called multi-link frame relay, or MFR. Because all of our product ports are configured with software, we believe we are the only equipment provider who can support both IMA bundles and MFR bundles simultaneously on the same card. In addition, the software configurability of our broadband access platforms allows the service provider to add T1/E1 connections and increase the connection size without interrupting service.

      Service providers can apply our solution in two ways:

•	End-user applications and services. Service providers can bundle connections from the central office or point of presence to the end-user to offer a menu of access speeds between a T1/E1 and a T3/E3.

•	Internal service provider network connections. Our technology can also be applied to connections from the central office to the network or between points of presence, allowing the service provider to (1) save money and avoid wasted capacity with a bundled connection instead of a T3/E3 and (2) speed time to market by utilizing more readily available T1/E1 connections when a T3/E3 connection is unavailable or will not be available for several months.

Customers

      We market to telecommunications and data communications service providers worldwide, with a focus on established multi-service carriers building packet-based networks.

Established Multi-Service Carriers

      Established multi-service carriers are moving away from traditional voice-oriented architectures and extending packet platforms into the far reaches of their networks. Many are driving to offer integrated voice-data-multimedia services over a single network infrastructure, while some are expanding and extending their data networks to satisfy their customers’ bandwidth and networking demands by adding services such as DSL. Our network access solutions can be used by multi-service carriers to extend their networks to new locations, offer additional and differentiated services and migrate to an advanced architecture. Our customers that are multi-service carriers include: Intermedia Communications Inc. and Qwest Communications.

Emerging Broadband Carriers

      Other prospective customers include several different kinds of emerging broadband carriers – recently deregulated independent telco operators, new fixed wireless service providers, Internet service providers, competitive local exchange carriers and independent DSL service providers. Many of these carriers rely on packet network architectures to provide advanced broadband services. Our customers that are emerging broadband service providers include: Broadview Networks, Dishnet DSL, mPower Communications, Focal Communications and

Network Plus.

Sales and Marketing

      We sell our family of network access solutions primarily through a direct sales force domestically and internationally. We also drive awareness and customer acceptance of our products through strategic relationships with original equipment manufacturers, distributors and resellers. Because of our focus on the access network, we have established co-marketing relationships with a wide range of equipment providers operating either inside service provider networks closer to the core or at the end-user location. We seek to partner widely to deliver a complete, end-to-end solution to service providers. To that end, we have a variety of co-marketing arrangements designed to extend our reach into our service provider segments. As of December 31, 2000, our sales and marketing organization consisted of 50 persons in 15 locations around the world.

Sales

      Direct Sales. Our direct sales force is regionally dispersed throughout the United States, Europe, Asia and Latin America. Our sales force comprises regional sales directors, managers and system engineers who manage customer relationships and sell our products into different levels of the service provider organization.

      Distribution Channel Sales. We are developing relationships with more than a dozen distribution partners and resellers around the world to extend our market reach to additional service providers, including regional service providers and independent telephone companies. These relationships will also provide an additional product fulfillment channel. As of December 31, 2000, we had agreements with Solunet, Technica Corporation, Walker Associates and Westcon in the US and EquIP technologies in the United Kingdom.

      Original Equipment Manufacturer Sales. We intend to use our relationships with a limited number of original equipment manufacturers to expand our market reach, especially in segments or application areas where we are part of a complete solution. We currently have agreements with Advanced Fibre Communications, Inc., AccessLan and Alidian.

      International Sales. We are currently building our international sales organization, primarily in Europe, Asia and Latin America. In addition, we seek to develop strategic relationships with key system integrators and resellers to build acceptance for our products. We anticipate that we will rely on these types of relationships to a greater degree internationally than domestically.

Marketing

      We have a variety of marketing programs and initiatives to support the sale and distribution of our products. We target these activities to prospective and existing customers, distribution partners and resellers, and the trade press and analysts. Marketing activities include preparation of sales tools, business cases, competitive analyses and other marketing collateral, sales training, publication of customer deployments, new product information and educational articles in industry journals, maintenance of our World Wide Web site as well as an Intranet site, participation in technical conferences, advertising in industry journals and other venues, and direct marketing to prospective customers. We also participate in leading industry tradeshows domestically and internationally.

Customer Service

      Providing a high level of service and support is critical to establishing and developing long-term customer relationships. Our expanding customer service and support efforts are divided into three distinct functions that ensure full market acceptance and effective implementation of our products. First, product quality assurance seeks to ensure that the highest quality product is available for sale to customers. Second, project management provides the technical leadership, support and training to help existing or potential customers understand new products in order to bring the product to revenue-generating capability as quickly as possible. Finally, network support provides our customers with ongoing support once the equipment has been sold and installed. As our product base continues to expand, we intend to offer an enhanced level of customer support on a post-product sale basis. Our customer service and support organization comprises headquarters-based software, project and application engineers and field-based network engineers. Services are delivered through Web-based support, by phone or in person.

Research and Development

      We have assembled a team of highly experienced networking professionals recruited from industry-leading communications companies. Our product development staff has successfully developed hardware and software products and has expertise in the areas of voice, frame relay, ATM, IP, MPLS, switching/routing, network management and provisioning for carrier-class networks. The team includes hardware and software engineers, many with advanced degrees and proven product successes for wide area switching and routing systems. As of December 31, 2000, we employed 84 people in our research and development staff, with plans to continue expanding all functional areas of our research and development organization. Research and development expenses totaled $3.7 million in 1998, $6.7 million in 1999 and $12.5 million in 2000.

Manufacturing

      Our manufacturing operations consist of prototype development, materials planning and procurement, final assembly, testing, systems integration, order fulfillment and quality control. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control and shipment to our customers. We design, specify and monitor all of the tests that are required to meet internal and external quality standards. We maintain relationships with strategic technology suppliers in tandem with Benchmark and utilize distribution channels to help manage supply.

      We currently subcontract the manufacturing and testing of substantially all of our products through purchase orders with Benchmark Electronics. We have not, however, entered into any long-term agreements with Benchmark Electronics. Our reliance on Benchmark Electronics as our principal manufacturer exposes us to a number of risks, including reduced control over manufacturing capacity, product completion and delivery times, product quality and manufacturing costs. If Benchmark Electronics is unable or unwilling to manufacture a sufficient quantity of products for us, on the time schedules and with the quality that we demand, we may not be able to fulfill customer orders on a timely basis and may be forced to engage additional or replacement manufacturers. We have identified potential alternative manufacturers if Benchmark terminates its relationship with us. However, qualifying a new contract manufacturer and commencing a volume production is expensive and time consuming. If we are required or choose to change contract manufacturers, our revenue may decline and our customer relationships may be damaged.

Competition

      Our product line is focused on providing the next-generation access solution for the access network. Many vendors have product lines that compete in the broadband access equipment market. We believe that the principal competitive factors for next-generation access equipment are:

•	scalability to high and low customer density locations with a cost-effective solution;

•	multi-service capability with service interworking;

•	inherent support of voice, data, and multimedia traffic;

•	ability to support new protocols and services with software upgrades;

•	product innovation and speed to market;

•	ability to react quickly to customer demands and requirements; and

•	price.

      Many of our current and potential competitors, including Alcatel, Cisco Systems, Lucent Technologies, Marconi (Fore) and Nortel Networks, are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with large market capitalization or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines.

      Many of our competitors have significantly more established customer support and professional services organizations than we do. In addition, many of our competitors have more extensive customer bases and broader customer relationships than we do, including relationships with many of our current and potential customers. Moreover, these competitors often have broader product offerings than we do. These companies can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. As a result, we may not be able to maintain a competitive position against current or future competitors. Our failure to maintain and enhance our competitive position within the market could seriously harm our business, results of operations and financial condition.

Intellectual Property

      We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary rights. We have one U.S. patent, and we have filed a corresponding application under the Patent Cooperation Treaty relating to the management of tunneling protocols. There can be no assurance that these patent applications will be approved, that any issued patents will protect our intellectual property or that third parties will not challenge them. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued. We also have four pending trademark applications in the United States and three domain names.

      We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. There can be no assurance that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our proprietary rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

      The broadband access equipment industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to networking technology. In March 2000 we received a letter from Nortel Networks Corporation alleging that a specific feature of our products infringes one of Nortel’s patents relating to inverse multiplexing over ATM. We believe that our products do not infringe the relevant Nortel patent and we intend to contest this claim vigorously. However, we cannot assure you that we will prevail in our objection to this claim or any other claim Nortel may make with respect to other patents it owns, nor can we assure you that this dispute will not result in litigation or that an adverse result or judgment will not adversely affect our financial condition. The Nortel claim could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology. If Nortel succeeds in its claim, we would need to enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our ability to use certain technologies, products and brand names may be limited and our business may be harmed.

      From time to time, other third parties, including leading companies, have asserted against others and may assert against us patent, copyright, trademark and other intellectual property rights. We expect that we may increasingly be subject to infringement claims as the numbers of products and competitors in the market for broadband access equipment grow and the functionality of products overlaps. If third parties assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products, we will be subject to risks similar to those described in the preceding paragraph.

      We have agreed and may agree in the future to indemnify certain of our customers against claims that our products infringe upon the proprietary rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We cannot assure you that we or our customers could obtain necessary licenses from third parties at a reasonable cost or at all.

      We have licensed, and may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. We attempt under such licenses to ensure that these parties maintain the quality of our brand, however, such third parties may take actions that could materially and adversely affect the value of our proprietary rights or reputation.

      Litigation may be necessary in the future to enforce or defend our proprietary rights or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources. In addition, any inability to protect our proprietary rights may harm our business and financial prospects.

      We license from third parties software that is used in our products or is required to develop new products or product enhancements. In the future, third-party licenses may not be available to us on commercially reasonable terms or at all. Third parties who hold exclusive rights to software technology that we seek to license may include our competitors. If we are unable to obtain any necessary third-party licenses, we would be required to redesign our product or obtain substitute technology, which may perform less well, be of lower quality or be more costly.

Government Regulation

      In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission, or FCC, and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. Moreover, the encryption technology contained in our products is subject to U.S. export controls, which limit our ability to distribute some versions of our products outside of the United States and Canada. If we do not comply with existing or evolving standards and regulations or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we would not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or maintaining profitability.

      The jurisdiction of the FCC extends to the communications industry, to our customers and to the products and services that our customers sell. Future FCC regulations, or regulations set forth by other regulatory bodies, may adversely affect the broadband access services industry. Regulation of our customers may have a material adverse affect on our business, results of operations and financial condition. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers’ penetration into broadband access markets. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. The delays that these governmental processes may entail may cause order cancellations or postponements of product purchases by our customers, which would materially adversely affect our business, results of operations and financial condition.

Employees

      As of December 31, 2000, we had a total of 166 employees, of whom 160 were based in the United States and 6 were based internationally. Eighty-four of our employees are engaged in research and development, 16 in operations, 50 in marketing and sales and 16 in finance and administrative functions. Additionally, we hire consultants as necessary. We believe that our future success will depend in significant part on our ability to attract and retain highly skilled technical, marketing and management personnel. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

RISK FACTORS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            In addition to the other information contained in this report or incorporated by reference herein, the following factors should be considered carefully in deciding to invest in our Company or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, this could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

            We Have Incurred Substantial Losses To Date And May Not Be Able To Achieve Or Maintain Profitability, Which Could Cause Our Stock Price To Decline

            Since we began operations, we have incurred net losses in every fiscal period. We incurred a net loss of $14.4 million in 2000 and our accumulated deficit through December 31, 2000 was $31.0 million. We expect to incur net losses in the future. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect our expenses to continue to increase in an effort to develop our business and, as a result, we will need to generate significant revenue to achieve profitability. We cannot be certain if or when we will become profitable. Our failure to become profitable within the timeframe expected by investors may adversely affect the market price of our common stock.

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

            If We Fail To Increase Our Revenue, Or If We Experience Delays in Generating Revenue, We Will Continue To Incur Substantial Operating Losses

            We plan to significantly increase our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative capabilities to address the demands resulting from this offering and the continued growth of our business. Our operating expenses are largely based on anticipated personnel requirements and revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more in research and development than originally budgeted in order to respond to industry trends and our plans may be subject to substantial fluctuations and deviation in any particular time period. As a result, if we fail to increase our revenue, or if we experience delays in generating revenue, we will continue to incur substantial operating losses.

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

            The market for broadband access solutions is new, rapidly evolving and very competitive. We expect competition in this market to increase as a result of a number of factors, including the entrance of new or larger competitors and the introduction of new products or technologies. This competition could, among other things:

•	divert sales from us;

•	force us to charge lower prices;

•	force us to revise our marketing plans and strategies; and

•	adversely affect our strategic relationships with manufacturers, resellers and others.

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

            Several key components of our products are currently available from single or limited sources with whom we have no guaranteed supply agreements, including:

•	programmable chips supplied by Lucent Technologies;

•	asynchronous transfer mode, or ATM, chips supplied by Conexant Systems Inc.; and

•	circuit emulation chips supplied by PMC-Sierra, Inc.

If we are unable to obtain a sufficient supply of these or other critical components from our current vendors:

•	we may be unable to manufacture and ship our products on a timely basis, which could result in lost or delayed revenue, harm to our reputation, increased manufacturing costs and exposure to claims by our customers; and

•	we may be forced either to develop alternative sources of supply or to modify the design of our products to use more readily available components, which may take a long time and may involve significant additional expense.

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

            We Are Entirely Dependent On Our Line Of Broadband Access Platform Products And Our Products May Not Be Readily Accepted

            Widespread commercial acceptance of our products is critical to our future success. To date, our A-1000, A-2000, A-1240, A-3010, and A-4000 products are the only products that we have sold and we expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. We intend to develop and introduce new products and enhancements to existing products in the future. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our revenue will not grow significantly. The acceptance of our products may be hindered by:

•	the failure of prospective customers to recognize the value of broadband access platform products;

•	the reluctance of our prospective customers to replace or expand their current access equipment, which may be supplied by more established vendors, with our products; and

•	the emergence of new technologies or industry standards that could cause our products to be less competitive or become obsolete.

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

            We currently subcontract the manufacturing and testing of all of our products to Benchmark Electronics, an independent manufacturer with whom we have no long-term agreement. Our reliance on a single manufacturer exposes us to a number of risks, including reduced control over manufacturing capacity, product completion and delivery times, product quality and manufacturing costs. If, as we anticipate, we experience increased demand for our products and introduce new products and product enhancements, the challenges we face in managing our relationship with Benchmark will be increased. If Benchmark is unable or unwilling to manufacture a sufficient quantity of products for us, on the time schedules and with the quality that we demand:

•	we may not be able to fulfill customer orders on a timely basis; and

•	we may be forced to engage additional or replacement manufacturers, which is expensive and time consuming.

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

            The sales and deployment cycle for our products is lengthy and varies substantially from customer to customer; it may extend for six months or more. Established carriers, who comprise an increasing portion of our customer base, tend to have longer sales cycles and more strenuous evaluation criteria. The length of our sales cycle may cause our revenue and operating results to vary unexpectedly from quarter to quarter. A customer’s decision to purchase our products involves a significant commitment of its resources and a lengthy evaluation and product qualification process. Consequently, we may incur substantial expenses and devote senior management attention to potential relationships that never materialize, in which event our investments will largely be lost and we may miss other opportunities.

            Our Customers May Experience Economic Pressures Which Could Adversely Affect Our Results

            Demand for our products depends on our customers’ requirements, which, may be subject to abrupt changes in response to their own competitive pressures, capital requirements and financial performance expectations. Unanticipated reductions in the capital spending plans of our actual or potential customers could have a material adverse effect on our business.

            Because We Derive A Substantial Portion Of Our Revenue From A Limited Number Of Customers, Any Loss Of Or Delay In Receiving Revenue From Those Customers Could Significantly Damage Our Financial Performance

            We have historically derived a significant portion of our revenue from a relatively small number of customers. If any of these customers stop or delay purchasing products or services from us, our financial performance would be negatively impacted. Broadband Office and Qwest Communications, Inc., accounted for 36% and 19% of our revenue for the year ended December 31, 2000. Most of our customers are not contractually obligated to purchase future products or services from us, and they may discontinue doing so at any time. In addition, although our largest customers will probably vary from period to period, we anticipate that a small number of customers will continue to represent a large percentage of our revenue in any given fiscal period. Accordingly, the failure to obtain a significant order from a customer within the fiscal period expected by us could have a significant adverse effect on our financial performance for that fiscal period.

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

            While we have designed a product that is adaptable to many communications protocols, our initial architecture is based on an ATM infrastructure. In the service providers’ networks ATM competes with other protocols such as time division multiplexing (TDM) and Internet protocol (IP). We believe that an eventual migration to an IP-based protocol is likely. To the extent that network service providers choose a protocol other than ATM for their core networks, we may not be able to react in time or adapt to the change and our target market could be substantially reduced.

            If We Are Not Successful In Developing And Marketing, Or If We Are Delayed In Introducing, New And Enhanced Products And Features That Keep Pace With Technology And Our Customers’ Needs And Expectations, Our Sales And Competitive Position Will Suffer

            The market for broadband access solutions is characterized by rapidly changing technologies, frequent new product introductions and evolving customer requirements and industry standards. In order to remain competitive, we will need to introduce on a timely basis new products or product enhancements that offer significantly improved performance and features, at lower prices, and we may not be successful in doing so. Some prior versions of our products were released behind schedule. We anticipate that our new A-4500 will be available for testing in 2001 and will be commercially available in 2002. Delays in introducing new products and features, or the introduction of new products which do not meet the evolving demands of our customers, could damage our reputation and cause a loss of or delay in revenue.

            If We Do Not Expand Our Direct And Indirect Sales Channels, We May Be Unable To Increase Market Awareness And Sales Of Our Products, Which May Prevent Us From Achieving And Maintaining Profitability

            Our products and services require a technical sales effort targeted at several key people within each of our prospective customers’ organizations. Our sales efforts require the attention of sales personnel and specialized system engineers with extensive experience in networking technologies. Competition for these individuals is intense, and we may not be able to hire sufficient numbers of qualified sales personnel and specialized system engineers. We also plan to expand our relationships with resellers and original equipment manufacturers. If we fail to develop or cultivate relationships with significant resellers or original equipment manufacturers, or if these resellers and original equipment manufacturers are not successful in their sales efforts, our business may be harmed. Many of our resellers also sell our competitors’ products. Failure to expand these channels could adversely affect our revenues and operating results.

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

            Our Company Has Grown Rapidly And Unevenly And We May Be Unable To Manage Our Growth Effectively, Which Could Result In Lost Sales Or Disruptions To Our Business

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

            We Are Beginning To Expand Our International Business, Which Exposes Us to Additional Risks That We Do Not Face In Our U.S. Business

            In 2000, we derived approximately 5% of our revenue from sales outside the United States, and we expect that percentage to increase as our business grows. An expanded international business exposes us to a number of risks that we do not have to address in our U.S. operations. These risks include:

•	longer sales cycles;

•	challenges and costs inherent in managing geographically dispersed operations;

•	protectionist laws and business practices that favor local competitors;

•	difficulties in finding and managing local resellers;

•	diverse and changing governmental laws and regulations, including greater regulation of the telecommunications industry; and

•	foreign currency exchange rate fluctuations.

            If we are unsuccessful in addressing these risks, our international business will not achieve the revenue or profits we expect.

            If Our Products Do Not Comply With Evolving Industry Standards, We May Lose Sales And Incur Additional Expenses

            Our success depends in part on both the adoption of industry standards for technologies in the broadband access solutions market and our products’ compliance with those industry standards as different standards emerge, evolve and achieve acceptance. The absence of industry standards for a particular technology may prevent widespread adoption of products based on that technology. In addition, because many technological developments occur prior to the adoption of related industry standards, we may develop products that do not comply with the industry standards that are eventually adopted, which would hinder our ability to sell those products.

            Moreover, if a competitor obtains a leadership position in selling broadband access products, that competitor may have the ability to establish de facto standards within the industry.

            If Our Products Contain Defects Or Fail To Perform Properly Or Work Effectively With Our Customers’ Networks, We Could Lose Revenue And Incur Damage To Our Reputation And Liability To Our Customers

            Our products must work effectively with our customers’ existing networks, which typically include products from a variety of different vendors and utilize multiple protocol standards. The complexity of these networks makes it difficult for us to ensure that our products will function properly within these networks and also makes it difficult for us to identify the source of any problems, which occur in the operation of our products. Despite testing by us and our customers, our products may contain undetected software or hardware errors, which result in product failures or poor product performance. We have experienced such errors in the past in connection with new products and product upgrades. We expect that such errors will be found from time to time in new or enhanced products after we have already shipped the products. If our products contain defects or fail to work properly, we may:

•	suffer a loss of or delay in revenue;

•	incur additional expenses in our efforts to identify and remedy the problems;

•	suffer damage to our reputation; and

•	be exposed to damage claims by our customers.

            Claims By Nortel Networks Or Other Companies That We Are Infringing Their Proprietary Rights Could Hinder Or Block Our Ability To Sell Our Products, Subject Us To Significant Monetary Liability And Divert The Time And Attention Of Our Management

            The broadband access equipment industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to networking technology. Nortel Networks Corporation has alleged that our products may infringe one or more of Nortel’s patents. We believe that our products do not infringe Nortel’s patents, and we intend to contest Nortel’s claim vigorously. However, we cannot assure you that we will prevail in our objection to this claim or any other claim Nortel may make with respect to other patents it owns, nor can we assure you that this dispute will not result in litigation or that an adverse result or judgment will not adversely affect our financial condition. The Nortel claim could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology. If Nortel succeeds in its claim, we would need to enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all.

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

            We intend to consider investments in complementary companies, products or technologies. While we have no current agreements to do so, we may buy businesses, products or technologies in the future. If we make an acquisition or investment, we may:

•	issue stock that would dilute your stock ownership;

•	incur debt, which would restrict our cash flow;

•	assume liabilities, which may result in additional costs;

•	incur amortization expenses related to goodwill and other intangible assets; or

•	incur large and immediate write-offs.

            We May Not Be Able To Successfully Integrate Or Manage The Acquisitions Or Investments We Make

            We have not completed any acquisitions or investments to date, so, as a company, we have no experience in this area. Therefore, acquisitions or investments made by us could involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organizations.

            We may not be able to successfully integrate businesses, products, technologies or personnel that we might acquire in the future. Any failure to do so could disrupt our business and seriously harm our financial condition.

            We May Need Additional Capital To Fund Our Operations, Which May Not Be Available

            At December 31, 2000, we had approximately $112.5 million in cash, cash equivalents and marketable securities. We believe that these amounts, combined with proceeds from our recently completed offering and cash anticipated to be available from future operations, will enable us to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if cash from available sources is insufficient, or if cash is used to acquire complementary companies, products or technologies, or for other uses not presently planned, we may need additional capital. The development and marketing of new and enhanced products and the expansion of our sales channels and associated support personnel will require a significant commitment of resources. In addition, if the market for broadband access solutions develops at a slower pace than anticipated, if we are unable to complete development and introduction of our new products on schedule, or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. Additional capital may not be available to us at all, or if available, may be available only on unfavorable terms. Any inability to raise additional capital when we require it would materially adversely affect our business, results of operations and financial condition.

Risks Related To The Securities Market

            Our Stock Price May Be Volatile

            An active public market for our common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

•	our loss of a major customer;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

•	announcements by us or our competitors of significant contracts, new products or product enhancements;

•	acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in financial estimates by securities analysts;

•	our sales of common stock or other securities in the future;

•	changes in market valuations of broadband access technology companies;

•	changes in market valuations of networking and telecommunications companies; and

•	fluctuations in stock market prices and volumes.

            In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

            There May Be Sales Of A Substantial Amount Of Our Common Stock That Could Cause Our Stock Price To Fall

            Shares of our common stock began trading on the Nasdaq National Market on October 5, 2000. Certain of our current stockholders hold a substantial number of shares which are currently subject to lock-up agreements or other restrictions limiting such stockholders’ ability to sell such shares. These stockholders may be able to sell such shares in the public market in the near future.

            Insiders Own A Substantial Number of Advanced Switching Communications Shares And Could Limit Your Ability To Influence The Outcome Of Key Transactions, Including Changes Of Control

            As of December 31, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 70.8% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

            Provisions Of Our Charter Documents And Delaware Law May Have Anti-Takeover Effects That Could Prevent A Change Of Control

            Provisions of our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 2 PROPERTIES

            Our executive offices and principal operations are located in Vienna, Virginia. We lease approximately 21,000 square feet of office and laboratory space pursuant to a lease that expires on November 30, 2005. We lease an additional 21,000 square feet in the same building under a lease that expires on August 31, 2002. We also lease sales offices in Tampa, Boston, Denver, Dallas and Atlanta. We believe that our facilities are adequate to meet our current needs, and that additional facilities will be available as we expand in the future.

ITEM 3 LEGAL PROCEEDINGS

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The registrant did not submit any matters to a vote of its security holders during the quarter ended December 31, 2000.

Executive Officers

      The following table sets forth information regarding our executive officers and directors.

Name	Age	Position

Asghar D. Mostafa	42	Chairman, President and Chief Executive Officer

Ronald S. Westernik	45	Director, Senior Vice President-Business Development and Strategy

James R. Loehndorf, Jr	45	Vice President and Chief Scientist

Harry J. D’Andrea	44	Chief Financial Officer

Glen A. Hunt	52	Vice President-Engineering

Lawrence Kraft	34	Vice President-Marketing

Jeffrey M. Range	40	Vice President-Worldwide Operations

Robert Stewart	47	Chief Communications Officer

Sherry L. Rhodes	45	Vice President, General Counsel and Secretary

      Asghar D. Mostafa has served as our President, Chief Executive Officer and Chairman of the board of directors since our inception. Prior to co-founding our company, Mr. Mostafa served as Vice President and general manager of 3Com Corporation’s Broadband Access Communications Division from August 1995 to August 1997. From February 1990 to May 1995, Mr. Mostafa was the founder, President, and Chief Executive Officer of ISDN Systems Corporation. Previously, he was Vice President of Product Development for the telecommunications division of Data General Corporation as well as co-founder and director of engineering for International Communications, Inc., a developer of T1 multiplexers.

      Ronald S. Westernik has served as our Senior Vice President-Business Development and Strategy since July 1999, as a director since our inception, and previously served as our Vice President-Marketing from our inception to June 1999. Prior to co-founding our company, Mr. Westernik was Vice President of Marketing for the Broadband Access Communications Division at 3Com from June 1996 to June 1997. Mr. Westernik also spent 17-years with AT&T Corp., where he held several positions including Director of Strategy and Planning for Systems Marketing.

      James R. Loehndorf, Jr. has served as our Vice President and Chief Scientist since our inception. Prior to co-founding our company, Mr. Loehndorf was Systems Architect for the Broadband Access Communications Division at 3Com from October 1996 to September 1997. From May 1989 to October 1996, Mr. Loehndorf was a senior member of the technical staff at Ameritech Corporation’s Science and Technology Group, responsible for Ameritech’s ADSL strategy. He also served as a data-communications systems architect at ITT/Courier from May 1978 to May 1989.

      Harry J. D’Andrea has served as our Chief Financial Officer since June 1999. Prior to joining our company, Mr. D’Andrea served as Chief Financial Officer for Call Technologies, Inc. from 1998 to June 1999. He was also Chief Financial Officer of Yurie Systems, Inc. (acquired by Lucent Technologies) from 1997 to 1998 and Chief Financial Officer of American Communications Services, Inc. (now e.spire Communications) in 1996. From 1993 to 1995, Mr. D’Andrea served as Executive Vice President, Chief Financial Officer and Treasurer at Caterair International Corporation. He has also held senior management positions at Marriott Corporation. Mr. D’Andrea serves on the board of directors of Informax, Inc.

      Glen A. Hunt has served as our Vice President-Engineering since June 1999 and as our Vice President-Product Development from January 1999 to June 1999. Mr. Hunt joined our company from Netrix Corporation where he was Executive Director of Network Products from July 1992 to January 1997 and Vice President of Marketing from January 1997 to December 1998. Previously, he was Director of Advanced Network Management for Sprint from April 1988 to June 1992 and Director of Product Development at Dynatech Corporation from April 1985 to March 1988.

      Lawrence Kraft has served as our Vice President-Marketing since June 1999. Prior to joining our company, Mr. Kraft was Vice President of Marketing for NetFax Corporation from July 1998 to October 1998. Previously, he was Manager of Product Marketing at U.S. Robotics (now 3Com) from August 1995 to October 1997, vice president of marketing at ISC from June 1995 to August 1995, and held various positions with Sprint Corporation from June 1992 to June 1995, including Group Product Manager for SprintLink Internet services.

      Jeffrey M. Range has served as our Vice President-Worldwide Operations since January 2000. Mr. Range joined our company from Newbridge Networks, Inc., where he held several management positions including Vice President, NSA Operations from September 1996 to November 1999. Mr. Range also served as Vice President, Corporate Planning and Logistics for Newbridge Networks, Inc. in Canada from September 1993 to September 1996.

      Robert Stewart has served as our Chief Communications Officer since December 2000. Prior to joining our Company, Mr. Stewart served as Senior Vice President for Communications at Teligent, Inc. from May 1997 to November 2000. Mr. Stewart served as Director of Public Policy Communications for MCI, Inc. from September 1995 to April 1997 and as Director of Communications for the Washington office of Pacific Telesis Group, prior to its acquisition by SBC Communications, from December 1993 to August 1995. Previously, he was a Washington correspondent for the Los Angeles Times.

      Sherry L. Rhodes has served as our Vice President, General Counsel since March 2001. Prior to joining our Company, Ms. Rhodes served as Vice President, General Counsel for Commerce One Global Services (formerly, AppNet, Inc.) from March 2000. She was Vice President, General Counsel of BioReliance Corporation from December 1997 to March 2000, and Vice President, General Counsel of I-NET, Inc. from October 1994 until December 1997.

PART II

ITEM 5 MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            Price Range of Common Stock.

            Our common stock is traded on the Nasdaq Stock Market under the symbol “ASCX.” Public trading of our common stock began on October 5, 2000. Prior to that date, there was no public market for the common stock. For the period from October 5 through December 31, 2000, the high and low sale prices per share of our common stock on the Nasdaq Stock Market were $22.016 and $3.75, respectively.

            As of March 15, 2001, there were approximately 102 holders of record of our common stock. On March 15, 2001, the last sale price reported on the Nasdaq Stock Market for our common stock was $3.00 per share.

            Dividend Policy.

            We have never declared or paid any dividends on our common stock. We do not plan to do so in the foreseeable future.

            Recent Sales of Unregistered Securities.

            On March 10, 2000, we issued to one of our customers a warrant to purchase 125,000 shares of common stock at an exercise price of $15.00 per share. This warrant was amended and restated on June 30, 2000. The warrant has vested, and if not sooner exercised, this warrant will remain outstanding until June 30, 2007. The warrant may be exercised earlier depending on the timing and amount of products purchased. The issuance of this warrant was exempt from registration pursuant to Section 4(2) of the Securities Act.

            On June 21, 2000, we issued to one of our customers a warrant to purchase 222,000 shares of common stock at an exercise price of $8.00 per share. The warrant vested immediately upon issuance and is exercisable at any time until June 21, 2003. The issuance of this warrant was exempt from registration pursuant to Section 4(2) of the Securities Act.

            On June 30, 2000, we issued 67,567 shares of Class E preferred stock to Robert Ted Enloe, III for a purchase price of $500,000 or $7.40 per share. These shares were converted into 69,078 shares of common stock at the completion of the initial public offering on October 10, 2000. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

            On August 25, 2000, we issued to one of our vendors a warrant to purchase 12,500 shares of common stock at an exercise price of $13.00 per share. The warrant vested immediately upon issuance and is exercisable until August 25, 2003. The issuance of this warrant was exempt from registration pursuant to Section 4(2) of the Securities Act.

            From July 1, 2000 to October 4, 2000, we issued 120,250 unregistered shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $1.50 to $9.00 per share, a weighted-average exercise price of $5.44 per share. All of these stock options were granted under our stock option plans prior to our initial public offering. The issuance of these shares was exempt from registration pursuant to Section 4(2) of, or Rule 701 promulgated under, the Securities Act.

            On October 10, 2000, we issued a total of 23,100,902 shares of common stock upon conversion of our outstanding convertible preferred stock. The issuance of these shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6      SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Period from
	Inception
	(September 10,
	1997)	Year Ended
	through	December 31,
	December 31,
	1997	1998	1999	2000

		(in thousands, except per share amounts)
Statement of Operations Data:

Revenue	$—	$—	$4,278	$37,381

Cost of revenue	—	—	2,839	24.890

Gross profit	—	—	1,439	12,491

Operating expenses:

Research and development, excluding stock compensation amortization amounts(1)	111	3,717	6,718	12,510

Sales and marketing, excluding stock compensation amortization amounts(1)	73	799	3,209	12,821

General and administrative, excluding stock compensation amortization amounts(1)	125	611	1,251	3,006

Amortization of stock compensation(1)	—	—	42	1,760

Total operating expenses	309	5,127	11,220	30,097

Loss from operations	(309)	(5,127)	(9,781)	(17,606)

Other income, net	16	16	452	3,173

Net loss	(293)	(5,111)	(9,329)	(14,433)

Accretion of transaction costs and accrued dividends on redeemable convertible preferred stock	—	(367)	(2,589)	(4,182)

Net loss applicable to common shareholders	$(293)	$(5,478)	$(11,918)	$(18,615)

Basic and diluted net loss per share	$(0.05)	$(0.48)	$(1.01)	$(1.01)

Shares used in computing net loss per share	5,742	11,389	11,789	18,515

(1) Amortization of stock compensation amounts:

Research and development	$—	$—	$5	$786

Sales and marketing	—	—	35	779

General and administrative	—	—	2	195

	$—	$—	$42	$1,760

	As of December 31,

	1997	1998	1999	2000

	(in thousands)
Balance Sheet Data:

Cash and cash equivalents	$98	$1,449	$33,012	$100,609

Working capital	23	3,916	35,069	121,303

Total assets	368	6,451	41,695	137,348

Long-term debt, less current portion	263	286	98	5

Redeemable convertible preferred stock	—	10,593	55,517	—

Total stockholders’ equity (deficit)	(122)	(5,478)	(17,475)	128,598

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

      This report on Form 10-K contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in this Form 10-K and similar discussions in our registration statement declared effective by the SEC on October 4, 2000, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosure made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

OVERVIEW

      We design and market a line of broadband access platforms to telecommunications service providers. Our compact and software-configurable products enable our customers to transmit voice, data and multimedia communications traffic more rapidly and cost-effectively while preserving their investments in existing communications systems.

      From our inception in September 1997 through the fourth quarter of 1998, we were a development stage company and had no revenue and our operating activities related primarily to research and development, developing and testing prototype products, building our technical support infrastructure, staffing our marketing, sales and customer service organizations, and establishing relationships with suppliers, manufacturers and potential customers. We commenced shipments of our products in the first quarter of 1999. Since our inception, we have incurred significant losses, and as of December 31, 2000, we had an accumulated deficit of $31.0 million.

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

      We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent through resellers and original equipment manufacturers. We depend on a relatively small number of customers for a large percentage of our revenue in any particular quarter. For the year ended December 31, 2000, Broadband Office accounted for 36% of our revenue and Qwest Communications, Inc. accounted for 19% of our revenue. For the year ended December 31, 1999, 2nd Century Communications and AccessLan accounted for 22% and 53% of our revenue, respectively. While the level of sales to any specific customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration in the foreseeable future. In addition to the customer concentration we have experienced, we have a lengthy sales cycle for our products, which may extend for six months or more, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. Moreover, we have historically derived a significant portion of our revenue from sales that occur near the end of a fiscal quarter. As a result, delays in anticipated sales are more likely to result in deferral of the associated revenue beyond the end of a particular quarter, which could have a significant impact on our operating results for that quarter.

      Despite increased revenues, we have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

      Our cost of revenue includes all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, manufacturing start-up expenses and manufacturing personnel, including related overheads. Because we outsource our manufacturing and assembly requirements, a significant portion of our manufacturing expenses consist of payments to third-party contract manufacturers. Manufacturing engineering and documentation controls are performed at our facility in Vienna, Virginia. During the fourth quarter of 1999 we engaged a new contract manufacturer, Benchmark Electronics, and modified our manufacturing arrangements to increase the scope of activities outsourced. Prior to that time, we retained responsibility for negotiating with various suppliers and purchasing product components, and the responsibility of our manufacturer was limited to assembling and testing the products. Under our present turnkey arrangements, we have outsourced number of additional tasks for which we had previously been responsible, including:

•	determining the supply of components necessary to build the product;

•	negotiating with, and ordering components from, suppliers; and

•	purchasing and maintaining an inventory of product components.

      Our gross margin for the year ended December 31, 2000 was negatively affected by:

•	increased manufacturing costs associated with (1) early production of one of our products, the A-1240, which at such time was our most complex product, and (2) the changes in our manufacturing process described above; and,

•	strategic price reductions implemented to penetrate a high volume, high growth target market, which should not account for a significant portion of our revenue in 2001.

      We expect that continued increases in production volumes and further improvement in the design of the A-1240 will allow more efficient production of the product and will continue to improve margins in comparison to the margins we experienced in 2000. We also expect our new manufacturing arrangements to contribute to improved margins in the near future as Benchmark becomes more familiar with our products, and we begin to benefit from additional purchasing power as a result of increases in production volume. In addition, as our products gain acceptance in new target markets, we expect our margins to benefit from reduced costs due to volume and product design changes.

We believe that our gross margins will continue to be adversely affected primarily by the following factors:

•	price declines as a result of competitive pressures, increased sales discounts, new product introductions by our competitors, or other factors without corresponding cost reductions; and

•	the mix of sales channels through which our products and services are sold, as we generally realize higher gross margin on direct sales, and our expansion into international markets means we will rely more on lower-margin sales to resellers and original equipment manufacturers;

      We will attempt to improve margins by increasing sales of software options, which generally have a higher gross margin than hardware components, and by increased volume and improved management of our arrangements with our contract manufacturers. There can be no assurance that we will successfully improve our margins. Research and development expenses consist primarily of salaries and related personnel costs, prototype costs and other costs related to the design, development, testing and enhancement of our products. To date, we have expensed our research and development costs as they were incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause quarterly variability in our expenses. We incur significant expenses in connection with the purchase of testing equipment for our products. We believe that research and development is critical to our strategic product development objectives and intend to enhance our technology to meet the changing requirements of our customers. As a result, in the future, we expect our research and development expenses to increase in absolute dollars, but decline as a percentage of revenue.

      Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, promotional, travel and other marketing expenses and recruiting expenses. We intend to increase our direct sales efforts, continue to explore effective ways to expand our operations internationally, hire additional sales and marketing personnel, initiate additional marketing programs and establish sales offices in new locations. As a result, in the future, we expect our sales and marketing expenses to increase in absolute dollars, but decline as a percentage of revenue.

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

      Amortization of stock compensation represents the amortization of costs incurred in connection with option grants whose exercise prices are below the deemed fair value of our common stock at the date of grant. These costs are amortized over the vesting period which represents the period to which the employees’ services relate.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

      Revenue. Our revenue increased by approximately $33.1 million, from $4.3 million for the year ended December 31, 1999 to $37.4 million for the year ended December 31,2000. This increase was due principally to an increase in sales of our A-1000, A-2000, A-1240, A-3010 and A-4000 products to new customers.

      Cost of Revenue. Cost of revenue increased by approximately $22.1 million, from $2.8 million for the year ended December 31, 1999 to $24.9 million for the year ended December 31, 2000. Our gross margin remained relatively level decreasing slightly from 33.6% for 1999 to 33.4% for 2000. The margin growth resulting from the decrease in overhead costs as a percentage of revenue was offset by an increase in the level of discounts granted to customers to penetrate a new market segment and an increase in materials and assembly costs resulting from changes in our manufacturing arrangements.

      Research and Development Expenses. Our research and development expenses increased by approximately $5.8 million, or 86%, from $6.7 million for the year ended December 31, 1999 to $12.5 million for the year ended December 31, 2000, representing 60% and 42% of total operating expenses for the years ended December 31, 1999 and 2000, respectively. The increase was due principally to an increase in the number of research and development personnel and related costs associated with the development of new products such as the A-3010, A-4000, A-5040 and the A-7010 and new features and functionality of the A-1000, A-1240 and the A-2000.

      Sales and Marketing Expenses. Our sales and marketing expenses increased by approximately $9.6 million, or 300%, from $3.2 million for the year ended December 31, 1999 to $12.8 million for the year ended December 31, 2000, representing 29% and 43% of total operating expenses for the years ended December 31, 1999 and 2000, respectively. The increase was due principally to warrant issuance costs of $3.1 million along with higher costs from the following: hiring of additional sales and marketing personnel; sales-based commissions; and marketing program costs including web development costs, trade shows,advertising and product launch activities.

      The warrant issuance costs represent expenses incurred in connection with the issuance of warrants to existing or potential customers. In March 2000, in connection with the signing of a purchase agreement, we issued to Intermedia Communications, Inc. a warrant to purchase 125,000 shares of our common stock at an exercise price of $15.00 per share. Under the original warrant agreement, the warrant vested and became exercisable as product payments were made. In June 2000, we amended and restated the warrant agreement to provide for immediate vesting of the warrant and to permit Intermedia to exercise the warrant after seven years, or earlier depending on the timing and amount of products purchased. We accounted for the warrant as a cost of establishing a relationship with a potential customer and recorded a one-time charge of $1.1 million in June 2000. We determined the cost associated with the warrant under the Black-Scholes option pricing model using the following assumptions: volatility of 70%; risk-free interest rate of 6.3%; dividend rate of 0%; and term of seven years.

      In June 2000, in connection with the signing of a purchase agreement, we issued to Broadband Office a warrant to purchase 222,000 shares of our common stock at an exercise price of $8.00 per share. The warrant vested immediately and is exercisable at any time over the next 36 months. We accounted for this warrant as a cost of developing a long-term business relationship with this customer. Therefore, in June 2000, we recognized a one-time charge of $1.9 million. The amount of the charge was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 70%; risk-free interest rate of 6.0%; dividend rate of 0%; and term of three years.

      In August 2000, in connection with the signing of a vendor agreement, the Company issued a warrant to purchase 12,500 shares at an exercise price of $13.00 per share. The warrant vested immediately and is exercisable at any time over the next 36 months. The Company recognized the cost as a sales and marketing expense in the amount of $82,000. The cost was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 70%; risk-free interest rate of 6.0%; no expected dividend yield and a term of three years.

      General and Administrative Expenses.Our general and administrative expenses increased by $1.8 million, or 140%, from $1.3 million for the year ended December 31, 1999 to $3.0 million for the year ended December 31, 2000, representing 11% and 10% of total operating expenses for the years ended December 31, 1999 and 2000, respectively. Of the $1.8 million increase, $0.8 million was due to establishing a reserve for customer invoices where there was a concern of collection. The remaining increase was due to the hiring of additional general and administrative personnel and increased expenses necessary to support our growing operations.

      Other Income, Net.Other income, net of expenses increased by $2.7 million, or 602%, from $452,000 for the year ended December 31, 1999 to $3.2 million for the year ended December 31, 2000. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances during 2000, due principally to capital raised in September 1999 and our initial public offering in October 2000.

      Net Operating Loss Carryforwards.As of December 31, 2000, we had approximately $24.3 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. See “Net Operating Loss Carryforwards” on page 33 below.

      YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

      Revenue. We did not generate any revenue in 1998. In 1999 our revenue was $4.3 million from sales of our A-1000, A-2000 and A-1240 products.

      Cost of Revenue. We did not incur any cost of revenue in 1998. In 1999 our cost of revenue was $2.8 million, and our gross margin was 33.6%.

      Research and Development Expenses. Our research and development expenses increased by approximately $3.0 million, or 81%, from $3.7 million in 1998 to $6.7 million in 1999, representing 72% and 60% of total operating expenses for 1998 and 1999, respectively. The increase in research and development expenses was due principally to an increase in the number of research and development personnel and related costs associated with the development of the A-1000, A-1240, A-2000, A-3010 and A-4000 products as well as enhancements to the features and functionality of those products.

      Sales and Marketing Expenses. Our sales and marketing expenses increased by approximately $2.4 million, or 302%, from $799,000 in 1998 to $3.2 million in 1999, representing 16% and 29% of total operating expenses for 1998 and 1999, respectively. The increase in sales and marketing expenses reflects the hiring of additional sales and marketing personnel, sales based commissions and marketing program costs including web development costs, trade shows, advertising and product launch activities.

      General and Administrative Expenses. Our general and administrative expenses increased by approximately $640,000, or 105%, from $611,000 in 1998 to $1.3 million in 1999, representing 12% and 11% of total operating expenses for 1998 and 1999, respectively. The increase was due to the hiring of additional general and administrative personnel and expenses necessary to support our growing operations.

      Other Income, Net. Other income, net of expenses increased by approximately $436,000 from $16,000 in 1998 to $452,000 in 1999. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances during 1999, partially offset by increased interest expense on bank debt.

      Net Operating Loss Carryforwards. As of December 31, 1999, we had approximately $14.7 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. See “ Net Operating Loss Carryforwards” on page 35 below.

      QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth, for each of our last eight quarters, selected data from our statement of operations and such data as a percentage of revenue. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary adjustments consisting only of normal recurring adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and the related notes appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of the results of any future period.

	QUARTER ENDED

	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,
	1999	1999	1999	1999

	(DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:

Revenue	$186	$216	$1,201	$2,675

Cost of revenue	161	176	727	1,775

Gross profit	25	40	474	900

Operating expenses:

Research and development, excluding stock compensation amortization amounts(1)	1,410	1,611	1,548	2,149

Sales and marketing, excluding stock compensation amortization amounts(1)	561	731	698	1,219

General and administrative, excluding stock compensation amortization amounts(1)	238	246	397	370

Amortization of stock compensation(1)	—	—	—	42

Total operating expenses	2,209	2,588	2,643	3,780

Loss from operations	(2,184)	(2,548)	(2,169)	(2,880)

Other income, net	75	17	19	341

Net loss	$(2,109)	$(2,531)	$(2,150)	$(2,539)

(1) AMORTIZATION OF STOCK

COMPENSATION AMOUNTS:

Research and development	$—	$—	$—	$5

Sales and marketing	—	—	—	35

General and administrative	—	—	—	2

	$—	$—	$—	$42

	QUARTER ENDED

	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,
	2000	2000	2000	2000

	(DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:

Revenue	$4,994	$7,939	$11,016	$13,433

Cost of revenue	3,777	5,779	7,271	8,063

Gross profit	1,217	2,160	3,745	5,370

Operating expenses:

Research and development, excluding stock compensation amortization amounts(1)	2,651	2,877	3,292	3,690

Sales and marketing, excluding stock compensation amortization amounts(1)	1,453	5,090	2,878	3,401

General and administrative, excluding stock compensation amortization amounts(1)	476	485	580	1,465

Amortization of stock compensation(1)	129	362	634	635

Total operating expenses	4,709	8,814	7,384	9,191

Loss from operations	(3,492)	(6,654)	(3,639)	(3,821)

Other income, net	604	452	347	1,771

Net loss	$(2,888)	$(6,202)	$(3,292)	$(2,050)

(1) AMORTIZATION OF STOCK

COMPENSATION AMOUNTS:

Research and development	$54	$153	$289	$290

Sales and marketing	64	169	273	273

General and administrative	11	40	72	72

	$129	$362	$634	$635

	QUARTER ENDED

	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,
	1999	1999	1999	1999

	(DOLLARS IN THOUSANDS)
AS A PERCENTAGE OF REVENUE:

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	86.6	81.5	60.5	66.4

Gross profit	13.4	18.5	39.5	33.6

Operating expenses:

Research and development, excluding stock compensation amortization amounts(1)	758.1	745.8	128.9	80.3

Sales and marketing, excluding stock compensation amortization amounts(1)	301.6	338.4	58.1	45.6

General and administrative, excluding stock compensation amortization amounts(1)	128.0	113.9	33.1	13.8

Amortization of stock compensation(1)	—	—	—	1.6

Total operating expenses	1,187.7	1,198.1	220.1	141.3

Loss from operations	(1,174.3)	(1,179.6)	(180.6)	(107.7)

Other income, net	40.3	7.9	1.6	12.7

Net loss	(1,134.0)%	(1,171.7)%	(179.0)%	(94.9)%

	QUARTER ENDED

	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,
	2000	2000	2000	2000

	(DOLLARS IN THOUSANDS)
AS A PERCENTAGE OF REVENUE:

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	75.6	72.8	66.0	60.0

Gross profit	24.4	27.2	34.0	40.0

Operating expenses:

Research and development, excluding stock compensation amortization amounts(1)	53.1	36.2	29.9	27.5

Sales and marketing, excluding stock compensation amortization amounts(1)	29.1	64.1	26.1	25.3

General and administrative, excluding stock compensation amortization amounts(1)	9.5	6.1	5.3	10.9

Amortization of stock compensation(1)	2.6	4.6	5.8	4.7

Total operating expenses	94.3	111.0	67.1	68.4

Loss from operations	(69.9)	(83.8)	(33.1)	(28.4)

Other income, net	12.1	5.7	3.1	13.2

Net loss	(57.8)%	(78.1)%	(30.0)%	(15.2)%

      Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. In addition, we plan to increase significantly our operating expenses to fund greater levels of research and development, expand our sales and marketing operations, broaden our customer support capabilities and develop new distribution channels. We also plan to expand our general and administrative capabilities to address the increased reporting and other administrative demands which will result from becoming a public company and the growth of our business. Our operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of our expenses are, and will continue to be, fixed. As a result, any delay in generating or recognizing revenue could cause significant variations in our operating results from quarter to quarter and could result in substantial operating losses. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results or growth for one quarter as any indication of our future performance. In future quarters, if our operating results are below the expectations of public market analysts and investors, the price of our common stock will likely decrease.

NET OPERATING LOSS CARRYFORWARDS

      Our state and federal net operating loss carryforwards begin to expire in 2004 and 2012, respectively, to the extent that they are not used. We have not recognized any benefit from the future use of loss carryforwards for these periods, or for any other periods, since inception. Management’s evaluation of the available evidence in assessing realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize the tax benefits currently. The net operating loss carryforwards could be limited in future years if there is a significant change in our ownership.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations through private sales of securities and through our initial public offering of common stock completed in October 2000. In addition, to a lesser extent, we have financed our operations with bank borrowings and equipment lease financing. We have raised an aggregate of $151.7 million, net of offering expenses, through the sale of our capital stock, of which $98.7 million came from our initial public offering.

      Net cash used in operating activities for the year ended December 31, 2000 was $16.2 million. Net cash used in operating activities for the years ended December 31, 1999 and 1998 was $12.6 million and $4.2 million, respectively. Net cash used in operating activities for each year consists primarily of the net loss for the period as well as increases in accounts receivable and inventory for both the year ended December 31, 1999 and 2000.

      Net cash used in investing activities for the year ended December 31, 2000 was $16.2 million. Net cash provided by investing activities for the year ended December 31, 1999 was $2.2 million. Net cash used in investing activities was $4.9 million for the year ended December 31, 1998. Net cash used in investing activities for all periods consisted primarily of purchases of marketable securities as well as purchases of property and equipment. Net cash provided by investing activities consisted of proceeds from the sale of marketable securities.

      Net cash provided by financing activities for the year ended December 31, 2000 was $100.0 million. Net cash provided by financing activities for the years ended December 31, 1999 and 1998 was $42.0 million and $10.5 million, respectively. For each period, the net cash provided by financing activities consists primarily of proceeds from the issuance of our capital stock.

      We have no material commitments other than obligations under our credit facilities and both operating and capital leases.

      As of December 31, 2000, our principal source of liquidity consisted of $112.5 million in cash, cash equivalents and marketable securities. Our management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. The development and marketing of new and enhanced products and the expansion of our sales channels and associated support personnel will require a significant commitment of resources. Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, the timing and level of research and development activities and sales and marketing campaigns. As of December 31, 2000, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations in the near future. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

      Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may require additional capital to fund our business if we seek to acquire complementary companies, products or technologies, or for other uses not presently planned. In addition, if the market for broadband access equipment develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. If cash from other available sources is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations and cause us to incur significant interest expense. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Additional capital may not be available to us at all, or if available, may be available only on unfavorable terms.

      Any inability to raise additional capital when we require it would materially adversely affect our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending December 31, 2001.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. This summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with SAB 101.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” This interpretation is generally effective for applicable transactions beginning July 1, 2000. We do not expect this interpretation to have a material impact on our financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 31, 2000, we had investments in marketable securities of $11.9 million. All of these securities consisted of highly liquid investments that had remaining maturities of less than 365 days at December 31, 2000. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the December 31, 2000 rates would not cause a material change in the fair value of these short-term investments. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

      As of December 31, 2000, we did not own any equity investments. Therefore, we did not have any material equity price risk.

      Substantially all of our revenue is currently realized in U.S. dollars. In addition, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk. In the future, a portion of our international sales may be denominated in currencies other than U.S. dollars, which would then expose us to gains and losses based upon exchange rate fluctuations.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements and supplementary financial data meeting the requirements of Regulation S-X and S-K are set forth beginning at page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS, ON ACCOUNTING AND
FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference to our definitive proxy statement which is expected to be filed with the SEC by April 30, 2001.

ITEM 11 EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to our definitive proxy statement which is expected to be filed with the SEC by April 30, 2001.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to our definitive proxy statement which is expected to be filed with the SEC by April 30, 2001.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to our definitive proxy statement which is expected to be filed with the SEC by April 30, 2001.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements:

      The financial statements listed in the accompanying Index to Financial Statements on page F-1 are filed as part of this report.

(2)	Financial Statement Schedules:

Valuation and Qualifying Accounts

(3)	Exhibits:

      The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed in the Index of Exhibits included elsewhere in this report, which list is incorporated herein by reference.

(b)                    Reports on Form 8-K

                        No such reports were filed during the three months ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vienna, Commonwealth of Virginia, on this 30th day of March, 2001.    .

ADVANCED SWITCHING COMMUNICATIONS, INC.

By: /s/ Harry J. D'Andrea Harry J. D’Andrea Vice-President, Chief Financial Officer (Principal Financial and Accounting Officer)

We, the undersigned officers and directors of Advanced Switching Communications, Inc. hereby severally constitute Asghar D. Mostafa and Harry J. D’Andrea, and each of them individually, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all subsequent amendments to said Report, and generally to do all such things in our names and behalf in our capacities as officers and directors to enable Advanced Switching Communications, Inc. to comply with all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by said attorneys, or any of them, to said Report and any and all amendments thereto.

      Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on this 30th day of March, 2001.

Signature	Title	Date

/s/ Asghar D. Mostafa Asghar D. Mostafa	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001

/s/ Harry J. D’Andrea Harry J. D’Andrea	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001

/s/ Henry G. Baker Henry G. Baker	Director	March 30, 2001

/s/ Robert Ted Enloe, III Robert Ted Enloe, III	Director	March 30, 2001

/s/ Richard H. Kimball Richard H. Kimball	Director	March 30, 2001

/s/ Arthur J. Marks Arthur J. Marks	Director	March 30, 2001

/s/ Edward W. Scott Edward W. Scott	Director	March 30, 2001

/s/ John W. Seazholtz John W. Seazholtz	Director	March 30, 2001

/s/ Ronald S. Westernik Ronald S. Westernik	Director	March 30, 2001

ADVANCED SWITCHING COMMUNICATIONS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Advanced Switching Communications, Inc.
McLean, Virginia

      We have audited the accompanying balance sheets of Advanced Switching Communications, Incorporated (the “Company”) as of December 31, 2000 and 1999, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule on page F-19. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Advanced Switching Communications, Incorporated as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE

McLean, VA
January 29, 2001

ADVANCED SWITCHING COMMUNICATIONS, INC.

BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,

	2000	1999

Current assets:

Cash and cash equivalents	$100,609	$33,012

Marketable securities	11,916	—

Accounts receivable	8,225	2,116

Inventories	6,937	2,088

Other current assets	2,276	1,368

Total current assets	129,963	38,584

Property and equipment, net	5,305	2,092

Other assets	2,080	1,019

	137,348	41,695

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	5,383	2,183

Accrued compensation and related benefits	1,243	833

Accrued warranty costs	1,118	143

Other accrued liabilities	820	160

Current portion of long-term debt	96	196

Total current liabilities	8,660	3,515

Long-term debt, less current portion	5	98

Deferred rent	85	40

	8,750	3,653

Commitments and contingencies Class A redeemable convertible preferred stock $1.00 par value; 10 authorized; 10 issued; 0 and 10 outstanding at December 31, 2000 and 1999, respectively, liquidation value of $0 and $2,382 at December 31, 2000 and 1999, respectively	—	2,617

Class B redeemable convertible preferred stock $1.00 par value; 14 authorized; 11 issued and 0 and 11 outstanding, respectively, liquidation value of $0 and $2,740 at December 31, 2000 and 1999, respectively	—	3,010

Class C redeemable convertible preferred stock $0.01 par value; 4,154 authorized; 3,989 issued; 0 and 3,989 outstanding at December 31, 2000 and 1999, respectively, liquidation value of $0 and $11,639 at December 31, 2000 and 1999, respectively	—	10,989

Class D redeemable convertible preferred stock $0.01 par value; 4,700 authorized; 4,679 issued; 0 and 4,679 outstanding at December 31, 2000 and 1999, respectively, liquidation value of $0 and $40,954 at December 31, 2000 and 1999, respectively	—	38,901

Class E redeemable convertible preferred stock $0.01 par value; 100 authorized; 0 and 68 issued at December 31, 2000 and 1999, respectively, 0 outstanding at December 31, 2000 and 1999, respectively	—	—

Stockholders’ equity (deficit):

Common stock $0.0025 par value; 250,000 authorized; 42,236 and 11,530 outstanding at December 31, 2000 and 1999, respectively	107	30

Additional paid-in-capital	168,123	—

Accumulated deficit	(30,979)	(16,544)

Treasury stock, 490 shares	(200)	(200)

Deferred stock compensation	(8,461)	(761)

Accumulated comprehensive gain	8	—

Total stockholders’ equity (deficit)	128,598	(17,475)

	$137,348	$41,695

The accompanying notes are an integral part of the financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,

	2000	1999	1998

Revenue	$37,381	$4,278	$—

Cost of revenue	24,890	2,839	—

Gross profit	12,491	1,439	—

Operating expenses:

Research and development, excluding stock compensation amortization amounts(1)	12,510	6,718	3,717

Sales and marketing, excluding stock compensation amortization amounts(1)	12,821	3,209	799

General and administrative, excluding stock compensation amortization amounts(1)	3,006	1,251	611

Amortization of stock compensation(1)	1,760	42	—

Total operating expenses	30,097	11,220	5,127

Loss from operations	(17,606)	(9,781)	(5,127)

Other income (expenses):

Interest income	3,197	539	87

Interest expense	(24)	(87)	(71)

Total other income (expense)	3,173	452	16

Net loss	(14,433)	(9,329)	(5,111)

Accretion of transaction costs and accrued dividends on redeemable convertible preferred stock	(4,182)	(2,589)	(367)

Net loss applicable to common shareholders	$(18,615)	$(11,918)	$(5,478)

Basic and diluted loss per share	$(1.01)	$(1.01)	$(0.48)

Weighted average shares used in net loss per share calculations	18,515	11,789	11,389

(1) AMORTIZATION OF STOCK COMPENSATION:

Research and development	$786	$5	$—

Sales and marketing	779	35	—

General and administrative	195	2	—

	$1,760	$42	$—

The accompanying notes are an integral part of the financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (IN THOUSANDS)

	COMMON STOCK		ADDITIONAL
			PAID-IN	TREASURY	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	STOCK	DEFICIT

Balance, January 1, 1998	9,580	$24	$147	$—	$(293)

Shares issued	2,380	6	36	—	—

Options granted for consulting services	—	—	46	—	—

Dividends accrued on redeemable, convertible preferred stock	—	—	(229)	—	(100)

Accretion of transaction costs on redeemable, convertible preferred stock	—	—	—	—	(38)

Unrealized gain on securities	—	—	—	—	—

Net loss	—	—	—	—	(5,111)

Balance, December 31, 1998	11,960	30	—		(5,542)

Shares repurchased	—	—	—	(200)	—

Options granted for consulting services	—	—	47	—	—

Gain on sale of securities	—	—	—	—	—

Options exercised	59	—	66	—	—

Deferred compensation expense associated with equity awards	—	—	803	—	—

Amortization of deferred compensation	—	—	—	—	—

Dividends accrued on redeemable, convertible preferred stock		—	(916)		(1,035)

Preferred stock dividend	—	—	—	—	(418)

Accretion of transaction costs on redeemable, convertible preferred stock	—	—	—	—	(220)

Net loss	—	—	—	—	(9,329)

Balance, December 31, 1999	12,019	30	—	(200)	(16,544)

Options exercised	418	1	992	—	—

Deferred compensation expense associated with equity awards	—	—	9,460	—	—

Amortization of deferred compensation	—	—	—	—	—

Issuance of warrants	—	—	3,063	—	—

Dividends accrued on redeemable, convertible preferred stock	—	—	(3,433)	—	—

Accretion of transaction costs and beneficial conversion feature on redeemable, convertible preferred stock	—	—	(751)	—	—

Issuance of common stock in initial public offering	7,188	18	98,649

Conversion of preferred Stock to common stock	23,101	58	60,141

Unrealized gain on securities	—	—	—	—	—

Net loss	—	—	—	—	(14,433)

Balance, December 31, 2000	42,726	$107	$168,121	$(200)	$(30,977)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		ACCUMULATED	STOCKHOLDER'S
	DEFERRED	COMPREHENSIVE	EQUITY
	COMPENSATION	GAIN (LOSS)	(DEFICIT)

Balance, January 1, 1998	$—	$—	$(122)

Shares issued	—	—	42

Options granted for consulting services	—	—	46

Dividends accrued on redeemable, convertible preferred stock	—	—	(329)

Accretion of transaction costs on redeemable, convertible preferred stock	—	—	(38)

Unrealized gain on securities	—	34	34

Net loss	—	—	(5,111)

Balance, December 31, 1998	—	34	(5,478)

Shares repurchased	—	—	(200)

Options granted for consulting services	—	—	47

Gain on sale of securities	—	(34)	(34)

Options exercised	—	—	66

Deferred compensation expense associated with equity awards	(803)	—	—

Amortization of deferred compensation	42	—	42

Dividends accrued on redeemable, convertible preferred stock	—		(1,951)

Preferred stock dividend	—	—	(418)

Accretion of transaction costs on redeemable, convertible preferred stock	—	—	(220)

Net loss	—	—	(9,329)

Balance, December 31, 1999	(761)	—	(17,475)

Options exercised	—	—	993

Deferred compensation expense associated with equity awards	(9,460)	—	—

Amortization of deferred compensation	1,760	—	1,760

Issuance of warrants	—	—	3,063

Dividends accrued on redeemable, convertible preferred stock	—	—	(3,433)

Accretion of transaction costs and beneficial conversion feature on redeemable, convertible preferred stock	—	—	(749)

Issuance of common stock in initial public offering			98,667

Conversion of preferred Stock to common stock			60,199

Unrealized gain on securities	—	8	8

Net loss	—	—	(14,433)

Balance, December 31, 2000	$(8,461)	$8	$128,598

The accompanying notes are an integral part of the financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2000	1999	1998

OPERATING ACTIVITIES:

Net loss	$(14,433)	$(9,329)	$(5,111)

Adjustments to reconcile net loss to net cash used in operating activities:

Realized gain on marketable securities	(466)	(34)	(45)

Depreciation and amortization	1,545	657	216

Amortization of stock compensation	1,760	42	—

Warrant issuance costs	3,063	—	—

Bad debt expense	795	—	—

Deferred rent	45	40	—

Consulting expense related to stock options	—	47	46

Changes in operating assets and liabilities:

Accounts receivable	(6,904)	(2,116)	—

Inventory	(4,849)	(2,081)	(7)

Other current assets	(908)	(1,339)	(28)

Accounts payable	3,200	1,635	513

Accrued liabilities	2,045	833	246

Other assets	(1,061)	(1,018)	(1)

Net cash used in operating activities	(16,168)	(12,633)	(4,171)

INVESTING ACTIVITIES:

Purchases of property and equipment	(4,752)	(1,266)	(1,583)

Proceeds from sales of marketable securities	22,684	3,481	—

Purchases of marketable securities	(34,134)	—	(3,362)

Net cash (used in) provided by investing activities	(16,202)	2,215	(4,945)

FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	98,667	—	40

Proceeds from issuance of preferred stock	500	42,336	10,270

Proceeds from exercise of stock options	993	66	—

Proceeds from issuance of notes payable	—	—	408

Principal payments on notes payable	(193)	(191)	(251)

Repurchase of treasury shares	—	(200)	—

Net cash provided by financing activities	99,967	42,011	10,467

Net increase in cash and cash equivalents	67,597	31,563	1,351

Cash and cash equivalents, beginning of year	33,012	1,449	98

Cash and cash equivalents, end of year	$100,609	$33,012	$1,449

SUPPLEMENTAL SCHEDULE OF CASH FLOW

INFORMATION:

Interest paid	$24	$86	$27

The accompanying notes are an integral part of the financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

STATEMENTS OF COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2000	1999	1998

Net loss	$(14,433)	$(9,329)	$(5,111)

Unrealized gain (loss) on marketable securities	8	(34)	34

Comprehensive loss	$(14,425)	$(9,363)	$(5,077)

The accompanying notes are an integral part of the financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      Advanced Switching Communications, Inc. (“ASC” or the “Company”) was incorporated in the state of Delaware in September 1997. The Company provides next-generation broadband access platforms to telecommunications service providers. ASC’s products enable its customers to transmit voice, data and multimedia traffic more rapidly and cost-effectively while preserving their investments in existing communications systems. Through December 31, 1999, the Company principally marketed its products in the United States. Through December 31, 1998, the Company was considered to be in the development stage and was principally engaged in research and development, raising capital and building its management team. The Company shipped its first product in March 1999.

Revenue Recognition

      The Company recognizes revenue from product sales once the title of the product has passed to the customer, which is generally upon shipment. When the arrangement with the customer includes obtaining customer acceptance, revenue is recognized when customer acceptance has been received. Revenue is recognized in amounts expected to be realized upon final settlement.

      ASC provides post-contract support under a warranty agreement for its products. Upon shipment to its customers, ASC provides for the estimated cost to repair or replace products to be returned under warranty. ASC’s warranty period is typically 12 months from the date of shipment to the end user. This support is considered insignificant to the sale of the products and therefore the Company recognizes any revenue associated with post-contract support in conjunction with the sale of the product. The customer may purchase an enhanced level of post-contract support for a period of up to three years. Revenue associated with this enhanced support is recognized ratably over the period the support is provided.

Research and Development

      Research and development costs are charged to operations as incurred.

Cash and Cash Equivalents and Marketable Securities

      The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents, and investments with original maturity dates greater than three months but less than 12 months to be short-term investments. To date, all marketable securities have been classified as available-for-sale and have been carried at fair value with unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices at the reporting date for those instruments. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

      At December 31, 2000, the Company held U.S. mortgage-backed and corporate debt securities with an amortized cost of $11,908,000 and a fair value of $11,916,000, resulting in an unrealized holding gain of $8,000. At December 31, 1999, the Company held no such securities.

Allowance for Doubtful Accounts

      The Company records a provision for uncollectible amounts once it has determined that the collection of a receivable is not probable. Total accounts receivable at December 31, 2000 was net of an allowance for doubtful accounts of $855,132 which represents the total expense recorded in 2000. There was no allowance for doubtful accounts at December 31, 1999.

Inventories

      Inventories are stated at the lower of cost (average cost basis) or market (net realizable value).

Property and Equipment

      Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer and telecommunications equipment	3 years

Computer software	3 years

Furniture and office equipment	5-7 years

Leasehold improvements	Shorter of lease term or useful life of asset

Income Taxes

      Income taxes are accounted for using the liability method. Under this method, deferred tax assets and liabilities are recorded based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company periodically evaluates the realizability of its net deferred tax assets and records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Accounting for Stock-Based Compensation

      As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), the Company accounts for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, ASC recognizes no compensation expense for stock option grants with an exercise price equal to or greater than the fair value of the shares at the date of grant. Stock options issued to consultants of the Company are accounted for under SFAS 123, which requires an expense to be recognized using an option-pricing model.

Fair Value of Financial Instruments

      The carrying value of the Company’s cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. The fair value of long-term marketable securities is estimated based on current interest rates, degrees of risk and remaining maturities.

      The fair value of short and long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying amounts of these obligations approximate their fair values due to the variable nature of the debt.

Concentration of Credit Risk, Product and Significant Customers and Supplier Information

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company places its

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

temporary cash investments in money market funds and debt instruments with high credit-quality issuers with no more than 10% of the portfolio due from any one issuer. The Company’s accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

      During the year ended December 31, 2000, two customers accounted for 36% and 19% of the Company’s revenue and at December 31, 2000, these two customers accounted for 0% and 64% of total trade accounts receivable. During the year ended December 31, 1999, two different customers accounted for 53% and 22% of the Company’s revenue and at December 31, 1999, these two customers accounted for 49% and 29% of total trade accounts receivable.

      The Company is currently dependent on one contract manufacturer and some of the key components in the Company’s product come from single or limited sources of supply. If we are unable to manufacture and ship our products on a timely basis, this could result in lost or delayed revenue or increased manufacturing costs.

Net Loss Per Share

      The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options and upon conversion of Class A, B, C, D and E Convertible Preferred Stock.

      The Company has excluded all potential common shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of potential common shares excluded from the calculations of diluted net loss per share was 5,717,000, 22,272,000, and 7,870,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative instruments and does not engage in hedging activities, SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 effective January 1, 2001.

      In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” With the exception of certain provisions which require earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this Interpretation did not have a material impact on its financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101. This summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe that our current revenue recognition principles comply with SAB 101.

2. INVENTORIES

      Inventories consisted of the following at December 31, (in thousands):

	2000	1999

Raw materials	$796	$1,065

Work in process	20	798

Finished goods	6,121	225

	$6,937	$2,088

3. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, (in thousands):

	2000	1999

Computer software and equipment	$4,189	$1,454

Office equipment	2,650	1,074

Furniture and fixtures	857	419
Equipment under capital leases	9	23

	7,705	2,970

Less accumulated depreciation	(2,400)	(878)

Property and equipment, net	$5,305	$2,092

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $1,545,000, $657,000 and $216,000, respectively.

4. INCOME TAXES

      No provisions for income taxes have been recorded as the Company has incurred net losses since inception.

      At December 31, 2000 and 1999, the Company had approximately $24.3 million and $14.7 million of federal and state net operating loss carryforwards available to offset future taxable income. The Federal and State net operating loss carryforwards begin to expire in 2012 and 2004, respectively. Under the Tax Reform Act of 1986, the amounts

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

      As of December 31, 2000 and 1999, the Company had gross deferred tax assets of approximately $9.7 million and $5.9 million, respectively, related primarily to net operating loss carryforwards that are available to reduce future taxable income through 2020. The net deferred tax asset at December 31, 2000 includes $1.2 million and $0.7 million of temporary differences related to warrant and stock compensation costs, respectively, which were recorded for book purposes but not currently deductible for tax purposes. There were no such temporary differences at December 31, 1999. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

5. LONG-TERM DEBT

      Amounts borrowed consisted of the following at December 31, (in thousands):

	2000	1999

Bank note payable, interest at prime plus 2% (11.5% at December 31, 2000), due in monthly installments of $5 plus interest through November 2000, collateralized by the Company’s furniture	$—	$53

Bank note payable, interest at prime plus 0.5% (10.0% at December 31, 2000), due in monthly installments of $2 plus interest through April 2001, collateralized by substantially all of the Company’s assets	6	26

Bank note payable, interest at prime plus 0.75% (10.25% at December 31, 2000), due in monthly installments of $10 plus interest through June 2001, collateralized by substantially all of the Company assets	88	204

	94	283

Amounts under capital lease (Note 6)	7	11

Less current portion	(96)	(196)

Long-term portion	$5	$98

6. COMMITMENTS

      The Company leases office space and equipment under various noncancelable operating and capital leases with various expiration dates through 2005. The terms of the facility leases provide for rental payments on a graduated scale. The facility leases for the Company’s headquarters expire in August 2002 and November 2005. The Company leases office space for sales personnel in various cities throughout the U.S. and in Hong Kong. These leases are on a month-to-month arrangement or are for a period of no longer than 1 year. The Company recognizes rent expense on a straight-line basis over the lease periods. Rental expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 was $1,132,000, $673,000, and $355,000, respectively.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

      Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2000, are as follows:

	Capital Leases	Operating Leases

2001	$2	$1,181

2002	2	1,011

2003	2	625

2004	1	639

2005	—	600

Thereafter	—	—

	7	$4,056

Less current portion	(2)

Long-term portion	$5

      In connection with the lease of the Company’s headquarters, the Company is required to maintain $1,000,000 in an escrow account with the bank that has issued a letter of credit to the landlord. This escrow requirement terminates at the sooner of the end of the lease term or the time at which ASC has maintained a net worth in excess of $5,000,000 for 24 consecutive months. In the event that the escrow has not been reduced beforehand, the amount will be reduced to $500,000 at the end of the 48th month. The escrow amount has been allocated equally to both short-term and long-term other assets for the year ended December 31, 2000.

      In March 2000, the Company received a letter from Nortel Networks Corporation alleging that our products infringe one of Nortel’s patents relating to inverse multiplexing over ATM. Management intends to contest this claim vigorously. Management is of the opinion that any liability or loss associated with this claim will not have a material adverse effect on the Company’s operations or liquidity.

      The Company is involved in various other claims arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s operations or liquidity.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

      Issuances of redeemable convertible preferred stock during the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands).

	Shares
						Issuance	Date
Class	Authorized	Issued		Proceeds		Costs	Issued

A	10	10		$2,382		$—	June 1998

B	14	11		2,740		—	June 1998

C	4,154	2,173		5,893		789	August 1998

		1,662		4,506		11	June 1999

		154	(1)	—	(1)	—	September 1999

D	4,700	4,094		35,002		1,822	September 1999

		585		5,000		338	October 1999

E	100	68		500		—	June 2000

	8,978	8,757		$56,023		$2,960

(1)  This tranche of Class C Redeemable Convertible Preferred shares was issued in accordance with the anti-dilutive provisions for Class C at the time of the sale of Class D Redeemable Convertible Preferred shares. As there were no proceeds in connection with the Class C shares, the number of shares valued at the liquidation price per share was treated as a dividend in order to record the Class C at its liquidation value in the balance sheet.

      At the time the Company completed its initial public offering on October 10, 2000, all outstanding shares of redeemable, convertible preferred stock plus accrued dividends were converted into shares of common stock. Until

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

then, the holders of the Redeemable Convertible Preferred Stock had various rights and preferences as follows:

Voting

      Each share of Class A, B, C, D and E had voting rights equal to an equivalent number of shares of Common Stock into which it was convertible and voted together as one class with the Common Stock.

Dividends

      Holders of Class A, B, C, D and E Redeemable Convertible Preferred Stock were entitled to receive cumulative dividends at the per annum rate of 6.5%, 6.5%, 8%, 8% and 8% of the original purchase price paid, respectively, whether or not declared, payable quarterly in arrears, when and if declared by the Board of Directors. The holders of Class A, B, C and D had rights to receive a pro rata share of dividends paid to holders of common stock. No dividends on Convertible Preferred Stock or Common Stock had been declared from inception through October 10, 2000. All accrued dividends were included in the Convertible Preferred Stock balances at the respective balance sheet dates.

Liquidation

      In the event of any involuntary liquidation, dissolution or winding up of the Company the holders of Class A, B, C, D and E Convertible Preferred Stock were entitled to receive an amount of $250, $250, $2.71, $8.55 and $7.40 per share, respectively, plus any accrued dividends, whether or not declared, prior to and in preference to any distribution to the holders of Common Stock.

Conversion

      Each share of Class A and B Convertible Preferred Stock was convertible, at the option of the holder, upon the occurrence of a triggering event which was defined as follows: (1) the closing of a public offering of Common Stock generating aggregate proceeds of $50,000,000, or (2) the Company entered into a merger consolidation or other similar combination, or (3) the Company achieved an annual gross revenue of more than $25,000,000. Each share of Class C, D and E Redeemable Convertible Preferred Stock could have been converted at any time at the option of the holder. Each share of Class C, D and E Redeemable Convertible Preferred Stock automatically converted upon: (1) the closing of a public offering of Common Stock generating aggregate proceeds of $50,000,000 or (2) the Company entered into a merger, consolidation or other similar combination for a total purchase price of the equity of the Company of at least $250,000,000. Upon the conversion of Class C shares, Class A and B shares automatically converted into shares of common stock. Class A, B, C, D and E preferred shares were convertible into common shares based on the following calculation: the sum of the original issuance price per share multiplied by the number of shares outstanding plus the cumulative accrued dividends, divided by the applicable conversion ratio. The original issue price per share is $250, $250, $2.7117, $8.55 and 7.40 for Classes A, B, C, D and E, respectively. The conversion ratios were 4.275, 1.00, 1.356, 4.275 and 7.40 for Classes A, B, C, D and E, respectively.

      At December 31, 1999, the Company had reserved 612,000, 3,010,000, 8,584,000 and 9,580,000 shares of Common Stock for the conversion of Class A, B, C and D convertible preferred stock, respectively.

Redemption

      The Class A and B shares were redeemable at the option of the holder upon the same triggering event under which it was convertible, at a cash price equal to the applicable liquidation preference. Shares of Class C, D and E were redeemable at the option of the holder any time on or after August 31, 2005 at a cash price equal to the applicable liquidation preference.

Beneficial Conversion

      At the time of issuance of the Class E shares, the deemed fair value of the underlying common shares was $13.00 per share. Therefore, $378,000 was initially calculated to additional paid-in capital as a presumed beneficial

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

conversion feature. As the Class E shares were convertible at any time, the entire amount of $378,000 was immediately accreted to the Series E Convertible Redeemable Preferred Stock on June 30, 2000.

8. COMMON STOCK

      In February 1998, the Company’s Board of Directors approved a 20-for-1 stock split of the issued and outstanding common stock and in July 1998, the Company’s Board of Directors approved a 10-for-1 stock split of the issued and outstanding common stock. In September 1999, the Company’s Board of Directors approved a 2-for-1 stock split of the issued and outstanding common stock. The 2-for-1 split became effective in November 1999. All share and per share amounts for common stock have been adjusted accordingly.

      The Company issued 339,000 and 31,000 options to purchase shares of Common Stock to consultants and other service providers of the Company in 1998 and 1999, respectively. The fair value of the options issued was determined to be $46,000 and $47,000 in 1998 and 1999, respectively, using the Black-Scholes option pricing model and has been recognized in general and administrative expenses. For the year ended December 31, 2000, the Company issued 24,000 options to a consultant under a six month contract for services. The fair value of the options issued was determined to be $82,000 and was being amortized over a six month period in research and development expense. However, the contract was terminated in November 2000. As a result, the total amount recognized under this contract was $28,000.

Warrants

      In March 2000, in connection with the signing of a purchase agreement with a customer, the Company issued to Intermedia Communications, Inc. a warrant to purchase 125,000 shares of common stock at an exercise price of $15.00 per share. Under the original warrant agreement, the warrant vested and became exercisable as product payments were made. In June 2000, the Company amended and restated the warrant agreement to provide for immediate vesting of the warrant and to permit Intermedia to exercise the warrant after seven years, or earlier depending on the timing and amount of products purchased. The Company accounted for the warrant as a cost of establishing a relationship with a potential customer and recorded a one-time charge of $1,131,000 in June 2000 as a sales and marketing cost. The Company determined the cost associated with the warrant under the Black-Scholes option pricing model using the following assumptions: volatility of 70%; risk-free interest rate of 6.3%; no expected dividend yield and a term of seven years.

      In June 2000, in connection with the signing of a purchase agreement with Broadband Office, Inc. for the sale of ASC products, the Company issued a warrant to purchase 222,000 shares at an exercise price of $8.00 per share. The warrant vests immediately and is exercisable at any time over the next 36 months. The Company views the issuance of this warrant as a cost of developing a long-term business relationship and, therefore,the associated expense was recorded as a sales and marketing cost. Therefore, in June, the Company recognized the cost as an operating expense in the amount of $1,850,000. The cost was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 70%; risk-free interest rate of 6.0%; no expected dividend yield and a term of three years.

      In August 2000, in connection with the signing of a vendor agreement, the Company issued a warrant to purchase 12,500 shares at an exercise price of $13.00 per share. The warrant vests immediately and is exercisable at any time over the next 36 months. The Company recognized the cost as a sales and marketing expense in the amount of $82,000. The cost was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 70%; risk-free interest rate of 6.0%; no expected dividend yield and a term of three years.

      None of the warrants issued during the year ended December 31, 2000 have been exercised.

      In October 2000, the Company completed its initial public offering of 7,187,500 shares, including the underwriters exercise of the overallotment option. The Company raised proceeds of $98.7 million, net of offering costs of $9.1 million.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

9. STOCK OPTIONS

      In February 1998 and July 1998, the Company adopted the Advanced Switching Communications, Inc. 1998 and Second 1998 Nonqualified Stock Option Plans (collectively “the 1998 Plan”) to offer key employees, board members and third parties who provide valuable services to the Company the option to purchase shares of Common Stock. Under the1998 Plan, the Company issues options to eligible participants at an exercise price determined by the Board of Directors, at the date of grant. Options vest 25% annually over a period of four years from the date of grant and expire ten years from the date of grant. Vesting may accelerate under certain circumstances including an initial public offering, change of ownership, liquidation or dissolution of the Company. Options will no longer be granted under the 1998 plan. As a result of the initial public offering, 675,000 shares became fully vested.

      In December 1999, the Company adopted the Advanced Switching Communications, Inc. 1999 Nonqualified Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for option grants to employees, board members and third parties to purchase shares of Common Stock at an exercise price determined by the Board of Directors at the date of grant. Options vest 25% on the first anniversary of the grant date at which time the remaining options vest monthly over a three-year period. Options granted under the 1999 Plan expire ten years from the date of grant. Vesting may accelerate under certain circumstances such as liquidation or dissolution of the Company. The maximum number of options available for grants under the 1999 Plan was 3,198,000 at December 31, 1999. In February 2000, the board of Directors approved an increase to 4,498,000. Options will no longer be granted under the 1999 plan.

      In August 2000, the Company adopted the Advanced Switching Communications, Inc. 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan provides for options grants to employees, board members and third parties to purchase shares of Common stock. The maximum number of options available for grant under this plan is 6,000,000. The 2000 Plan will be administered by a committee of non-employee directors. Options vest 25% on the first anniversary of the grant date at which time the remaining options vest monthly over a three-year period. Options granted under the 2000 Plan expire ten years from the date of grant. In the event of a change in control, or upon such other events as may be determined by the committee, the committee may provide, in its sole discretion, that each outstanding option will immediately become fully exercisable.

The following table presents activity under the Plans (in thousands):

		Weighted Average
	Number of Shares	Exercise Price

Balance, January 1, 1998	—	$—

Options Granted	1,651	1.05

Options Exercised	—	—

Options Cancelled	—	—

Balance, December 31, 1998	1,651	$1.05

Options Granted	1,914	1.65

Options Exercised	(59)	1.14

Options Cancelled	(260)	1.50

Balance, December 31, 1999	3,246	$1.36

Options Granted	3,344	8.05

Options Exercised	(418)	2.38

Options Cancelled	(455)	2.07

Balance, December 31, 2000	5,717	$5.14

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2000 (amounts in thousands, except dollars):

	Options Outstanding			Vested Options
				Exercisable
Range of	Number of	Weighted Avg.
Exercise	Shares	Remaining	Weighted Average	Number	Weighted Avg.
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.60	240	7.15 years	$0.60	240	$0.60

1.00	784	7.49 years	1.00	574	1.00

1.50	993	8.34 years	1.50	237	1.50

1.75-2.00	1,007	8.98 years	1.99	146	1.97

2.70-3.70	392	9.34 years	3.23	28	3.70

4.44-5.75	243	9.93 years	5.47	30	5.75

6.75-10.06	904	9.29 years	7.82	46	9.35

10.81-16.38	1,154	9.72 years	13.05	156	12.80

$0.60-16.38	5,717	8.82 years	$5.14	1,457	$2.79

      Valuation of Option Grants

      At various dates during the year ended December 31, 1999, the Company granted a total of 710,408 options to employees at exercise prices below the estimated fair market value at the dates of grant. The Company recorded compensation expense of $42,000 for the year ended December 31, 1999 resulting in a remaining deferred compensation balance of $761,000 at December 31, 1999.

      The Company also granted a total of 2,764,064 options at exercise prices below the estimated fair market value at the dates of grant for the year ended December 31, 2000. The total expense associated with these options was $9,460,000 which will be amortized over the option vesting period of four years. For the year ended December 31, 2000, the Company recorded compensation expense of $1,760,000 which results in a remaining deferred compensation balance of $8,461,000 at December 31, 2000.

      Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair market value at the grant dates for the awards under SFAS No. 123, the Company’s historical net loss and net loss per share for the years ended December 31, 1999 and 1998 would not have changed significantly from the amounts reported based upon the fact that a charge was recorded for options whose exercise price was below the deemed fair market value of the options at the grant date. In addition, all other options granted were at prices in excess of the deemed fair market value at the grant date. For the year ended December 31, 2000, had compensation cost been determined pursuant to SFAS No. 123, the Company’s net loss would have been as follows:

Year
Ended
December 31,
2000

Net loss applicable to common shareholders:

As reported	$(18,615)

Pro forma	$(19,523)

Net loss per share – basic and diluted:

As reported	$(1.01)

Pro forma	$(1.05)

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

      The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2000	1999	1998

Risk free interest rate	6.12%	5.76%	5.33%

Dividend yield	—	—	—

Expected volatility	70%	—	—

Expected life	5	5	5

      The weighted average fair value at date of grant for options granted during the years ended December 31, 2000, 1999 and 1998 was $3.05, $0.27 and $0.05 per share, respectively.

10. EMPLOYEE BENEFIT PLAN

      The Company sponsors a 401(k) defined contribution profit sharing plan covering substantially all employees. Employees can contribute up to 15% (subject to statutory limitations) of their total compensation. Profit sharing contributions made by the Company are discretionary and are determined annually by the Board of Directors. Employer contributions, if any, vest to the employees according to a schedule entitling full vesting after four years. There have been no Company contributions to the plan since inception.

11. LOANS FROM EXECUTIVE OFFICERS AND STOCKHOLDERS

      Between October 7, 1997 and September 7, 1999, the Company borrowed an aggregate of approximately $11.4 million from certain executive officers and stockholders. Each of these loans was evidenced by an interest-bearing promissory note and was ultimately paid in full or converted into shares of convertible preferred stock, as set forth in the table below.

Loans			Conversion into Preferred Stock

Date	Amount	Int. Rate	Date	Class			Shares

10/7/97	$107,143	6.5%	6/26/98		A		428

12/5/97	25,000	6.5	6/26/98		A		100

12/5/97(2)	12,500	6.5	—		—		—

2/6/98	250,000	6.5	6/26/98		A		1,000

3/9/98	1,750,000	6.5	6/26/98		A		7,000

6/11/98	250,000	6.5	6/26/98		A		1,000

4/20/99	1,000,000	5.0		—	(1)	—

4/20/99	3,000,000	5.0	6/30/99		C		1,106,332

9/7/99	2,500,000	5.0	9/10/99		D		292,412

9/7/99	2,500,000	5.0	9/10/99		D		292,412

(1)	This promissory note was cancelled and the principal amount was assumed into the first $2,500,000 loan made to the Company on September 7, 1999.

(2)	The Company repaid this loan in full together with accrued interest on July 7, 1998.

12. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

      The Company operates in one industry segment, the development of next-generation broadband access platforms. There were no sales to any individual country outside the United States where such sales accounted for 10% or more of total revenue for all periods presented. For the year ended December 31, 2000, total sales to customers within the United States were $35,476,000 and total sales to international customers were $1,905,000. For the year ended December 31, 1999, total sales to customers within the United States were $3,848,000 and total sales to international customers were $430,000.

Schedule II

Advanced Switching Communications, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2000, 1999 and 1998
(dollars in thousands)

	Balance At			Balance At
Reserves Deducted From	Beginning of	Additions		End of
Assets to Which They Apply	Period	At Cost	Deductions	Period

2000

Inventory	$175	$865	$—	$1,040

1999

Inventory	$—	$175	$—	$175

1998

Inventory	$—	$—	$—	$—

Index of Exhibits

Item 16. Exhibits and Financial Statement Schedules.

      The following documents are filed as exhibits to this report:

Exhibit	Description

*3.1	Certificate of Incorporation of the Registrant, as amended and restated

*3.2	By-laws of the Registrant, as amended and restated

*4.1	Form of certificate of common stock

*4.2	Warrant to Purchase Common Stock granted to ICI Capital LLC

*4.3	Warrant to Purchase Common Stock granted to Broadband Office, Inc. dated June 21, 2000

+*10.1	Executive Employment Agreement, dated as of August 31, 1998, between the Registrant and Asghar D. Mostafa.

+*10.2	Form of Key Employee Employment Agreement

+*10.3	Advanced Switching Communications, Inc. 1998 Nonqualified Stock Option Plan

+*10.4	Advanced Switching Communications, Inc. Second 1998 Nonqualified Stock Option Plan

+*10.5	Advanced Switching Communications, Inc. 1999 Nonqualified Stock Option Plan

*10.6	Advanced Switching Communications, Inc. 2000 Stock Incentive Plan

*10.7	8% Convertible Redeemable Class D Preferred Stock Securities Purchase and Stockholder Agreement

*10.8	Amendment to the 8% Convertible Redeemable Class D Preferred Stock Securities Purchase and Stockholders Agreement

*10.9	Second Amendment to the 8% Convertible Redeemable Class D Stock Securities Purchase and Stockholders Agreement

*10.9A	Waiver of IPO Purchase Rights, dated August 30, 2000

+*10.10	Form of Key Employee Stock Agreement

+*10.10A	Form of Amendment to Key Employee Stock Agreement

*10.11	Form of Indemnification Agreement, between the Registrant and each of its directors and officers

*10.12	Stockholders’ Agreement, dated as of August 31, 1998, between the Registrant and Mostafa Investments Limited Partnership

*10.13	American Center Lease Agreement between Met Life International Real Estate Equity Shares, Inc. and Keyvan Rafie dated May 29, 1992

*10.14	American Center Lease Agreement between Met Life International Real Estate Equity Shares, Inc. and Advanced Switching Communications, Inc. dated

September 27, 1997

*10.15	Assignment of Lease and Acceptance between Keyvan Rafie and Advanced Switching Communications, Inc.

10.16	Employment Agreement of Harry J. D’Andrea

10.16a	Addendum to Employment Agreement of Harry J. D’Andrea

10.17	Employment Agreement of Robert Stewart

10.18	Employment Agreement of Sherry L. Rhodes

10.19	Executive Separation Agreement of Lisa Adams

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (included on signature page of this report)

27.1	Financial data schedule

*	Incorporated by reference to our Registration Statement on Form S-1, File No. 333-40624.

+	Management contract or compensatory plan or arrangement.