Form 10-Q
period 2001-06-30
ADVANCED SWITCHING COMMUNICATIONS INC
filed 2001-08-14
CIK 1095583

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission file number: 000-31529

ADVANCED SWITCHING COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	54-1865834

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8330 BOONE BOULEVARD VIENNA, VA 22812 (703) 448-5540

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] - No [   ]

As of July 31, 2001, there were 42,418,319 shares outstanding of the Registrant’s Common Stock, par value $.0025.

ADVANCED SWITCHING COMMUNICATIONS, INC.

Advanced Switching Communications, Inc.
Condensed Consolidated Balance Sheets

	(in thousands)
	June 30,	December 31,
	2001	2000

	(unaudited)
Current Assets:

Cash and Cash Equivalents	$45,243	$100,609

Marketable Securities	33,391	11,916

Accounts Receivable, net	2,408	8,225

Inventory	9,950	6,937

Other Current Assets	3,020	2,276

Total Current Assets	94,012	129,963

Property, Plant & Equipment, net	7,116	5,305

Marketable Securities	16,086	—

Other Assets	1,849	2,080

Total Assets	$119,063	$137,348

Current Liabilities:

Accounts Payable	$3,926	$5,383

Accrued Liabilities	3,034	3,181

Current Portion of Debt	30	96

Total Current Liabilities	6,990	8,660

Deferred Rent	94	85

Long-term Debt	4	5

Stockholders’ Equity:

Common Stock	107	107

Treasury Stock	(273)	(200)

Additional Paid-In Capital	166,961	168,121

Retained Deficit	(48,815)	(30,977)

Unrealized gains	110	8

Currency translation	12	—

Deferred Compensation	(6,127)	(8,461)

Total Stockholders’ Equity	111,975	128,598

Total Liabilities & Stockholders’ Equity	$119,063	$137,348

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	(in thousands, except per share amounts)
	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Revenue	$1,107	$7,939	$14,615	$12,933

Cost of Revenue	8,153	5,779	15,242	9,556

Gross Margin	(7,046)	2,160	(627)	3,377

Research & Development (1)	4,762	2,877	9,057	5,528

Sales & Marketing (1)	3,218	5,090	7,162	6,543

General & Administrative (1)	1,593	485	2,585	961

Amortization of Stock Compensation (1)	528	362	1,098	491

Operating Expenses	10,101	8,814	19,902	13,523

Operating Loss	(17,147)	(6,654)	(20,529)	(10,146)

Other Income, net	1,167	452	2,693	1,056

Net Loss Before Taxes	(15,980)	(6,202)	(17,836)	(9,090)

Taxes	—	—	—	—

Net Loss	(15,980)	(6,202)	(17,836)	(9,090)

Accretion Of Transaction Costs And Accrued Dividends On Redeemable Convertible Preferred Stock	—	(1,602)	—	(2,815)

Net Loss Applicable to Common Shareholders	$(15,980)	$(7,804)	$(17,836)	$(11,905)

Net Loss Per Share:

Basic and Diluted Net Loss Per Share	$(0.38)	$(0.67)	$(0.42)	$(1.03)

Weighted Average Shares	42,327	11,634	42,297	11,601

(1) Amortization of Stock Compensation:

Research and Development	$273	$153	$555	$207

Sales and Marketing	214	169	440	233

General and Administrative	41	40	103	51

	$528	$362	$1,098	$491

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

(in thousands)	Six Months Ended June 30,

	2001	2000

Operating Activities

Net loss	$(17,836)	$(9,090)

Adjustments:

Write-off of inventory	7,037	—

Provision for bad debts	550	—

Loss on disposal of equipment	—	13

Realized loss (gain) on marketable securities	7	(105)

Depreciation and amortization	1,381	593

Amortization of stock compensation	1,098	491

Warrant issuance costs	—	2,981

Deferred rent	9	25

Changes in operating assets and liabilities:

Decrease (increase) in accounts receivable	5,267	(6,732)

Increase in inventory	(10,050)	(2,876)

(Increase) decrease in other current assets	(744)	936

Decrease (increase) in other assets	231	(2)

(Decrease) increase in accounts payable	(1,457)	6,520

(Decrease) increase in accrued liabilities	(147)	835

Net cash used in operations	(14,654)	(6,411)

Investing Activities

Purchase of property, plant & equipment	(3,192)	(1,653)

Purchase of securities	(66,969)	(34,134)

Sale of securities	29,515	14,046

Net cash used in investing	(40,646)	(21,741)

Financing Activities

Proceeds from exercise of options	262	196

Proceeds from issuance of preferred stock	—	500

Repurchase of treasury shares	(73)	—

Payment of debt	(67)	(92)

Payments in connection with initial public offering	(188)	—

Net cash (used in) provided by financing	(66)	604

Net decrease in cash and cash equivalents	(55,366)	(27,548)

Cash and cash equivalents, beginning of period	100,609	33,012

Cash and cash equivalents, end of period	$45,243	$5,464

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements Of Comprehensive Loss
 (Unaudited)

(in thousands)	Quarter Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net loss	$(15,980)	$(6,202)	$(17,836)	$(9,090)

Unrealized gain (loss) on marketable securities	58	(34)	102	(37)
Currency translation gain	12	—	12	—

Comprehensive loss	$(15,910)	$(6,236)	$(17,722)	$(9,127)

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Notes To Condensed, Consolidated Financial Statements

1.	Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all or which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

2.	Inventories

Inventories consisted of the following at June 30, 2001 and December 31, 2000:

(in thousands)	June 30,	December 31,
	2001	2000

Raw materials	$895	$796

Work in process	673	20

Finished goods	8,382	6,121

	$9,950	$6,937

During the quarter ended June 30, 2001, the Company recorded a charge for excess and obsolete inventory of $7,037,000 to reduce the inventory to market value, which was estimated to be lower than its original cost. This amount is reflected in “Cost of Revenue” in the Condensed Consolidated Statement of Operations.

3.	Net Loss Per Share

Basic and diluted net loss per share applicable to common shareholders has been computed using the weighted-average shares of common stock outstanding during the period. There were no common stock equivalents included in the calculation, as their effect would have been anti-dilutive for the periods presented.

Advanced Switching Communications, Inc.
Notes To Condensed, Consolidated Financial Statements
(Continued)

The following table presents the potential common stock equivalents that are not included in the diluted net loss per share calculation on the Statements of Operations (shares in thousands).

	Six Months Ended June 30,

	2001	2000

Securities Options outstanding	6,087	4,284

Warrants outstanding	359	347

Preferred stock outstanding	—	22,652

Total	6,446	27,283

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in this report discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

Overview

      We develop, manufacture and market innovative network technology and equipment that enable communications companies to quickly and economically deliver the power of the Internet and advanced broadband services to their customers around the world. ASC creates solutions that are evolutionary, enabling communications companies to take advantage of their investment in existing network equipment and facilities while gradually moving to next-generation technology.

      From our inception in September 1997 through the fourth quarter of 1998, we were a development stage company and had no revenue and our operating activities related primarily to research and development, developing and testing prototype products, building our technical support infrastructure, staffing our marketing, sales and customer service organizations, and establishing relationships with suppliers, manufacturers and potential customers. We commenced shipments of our products in the first quarter of 1999. Since our inception, we have incurred significant losses, and as of June 30, 2001, we had an accumulated deficit of $48.8 million.

      We derive our revenue from sales of our line of broadband access platforms. We generally recognize revenue from product sales upon shipment provided that a purchase order has been received or a contract has been executed, there are no significant uncertainties regarding customer acceptance, the fee is fixed and determinable and

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

collectibility is deemed probable. If our arrangement with the customer includes obtaining customer acceptance, revenue is recognized when customer acceptance has been obtained.

      We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent through resellers and original equipment manufacturers. We depend on a relatively small number of customers for a large percentage of our revenue in any particular quarter. For the six months ended June 30, 2001, two customers each accounted for revenue in excess of 10% of total revenue. For the six months ended June 30, 2000, we had two different customers whose revenues were in excess of 10% of the total revenue . In the fourth quarter of 2000, we began to see a shift in the mix of our customers toward more established carriers, which continued into the first quarter of 2001. Revenue from established as well as emerging carriers accounted for a significant portion of the total for the first quarter of 2001. However, this trend did not continue into the second quarter of 2001 as we were unsuccessful in generating any revenue from established carriers. This was largely because of our failure to reach agreement with a major customer on a large purchase order. Second quarter revenue also suffered due to the continuing general weakness in the global telecommunications equipment market. Nonetheless, we will continue to focus our global sales efforts on more established carriers, publicizing strategic wins and developing marketing materials and campaigns targeted at this market segment. While the level of sales to any specific customer or type of customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration within certain markets in the foreseeable future. In addition to the customer concentration we have experienced, we have a lengthy sales cycle for our products, which may extend for six months or more, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. Moreover, we have historically derived a significant portion of our revenue from sales that occur near the end of a fiscal quarter. As a result, delays in anticipated sales are more likely to result in deferral of the associated revenue beyond the end of a particular quarter, which could have a significant impact on our operating results for that quarter as we experienced in the second quarter of 2001.

      Due to the lack of significant revenue in the second quarter of 2001, we have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses, which will be significant if the level of sales does not increase in future quarters. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

      Research and development expenses consist primarily of salaries and related personnel costs, prototype costs and other costs related to the design, development, testing and enhancement of our products. Several components of our research and development effort require significant expenditures, the timing of which can cause quarterly variability in our expenses. We incur significant expenses in connection with the purchase of testing equipment for our products. We believe that research and development is critical to our strategic product development objectives and intend to enhance our technology to meet the changing requirements of our customers. As a result, in the future, we expect to continue investing heavily in research and development efforts.

      Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, promotional, travel and other marketing expenses and recruiting expenses. We intend to reorganize our sales efforts to focus more strategically on established carriers and initiate additional marketing programs focused toward those carriers.

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, facilities, human resources and information technology personnel, and professional fees.

      On July 2, 2001, the Company publicly announced that it would be reducing its workforce by approximately 20%. Most of the costs savings will be concentrated in the sales, marketing and general and administrative functions; therefore, we expect costs in these areas to decrease in absolute dollars for at least the next quarter. Despite the workforce reduction, we will continue to expand our research and development activities in order to further enhance existing products and continue in our endeavors of developing the next generation of our product-line.

      Amortization of stock compensation represents the amortization of costs incurred in connection with option grants to employees whose exercise prices are below the deemed fair value of our common stock at the date of grant. These costs are amortized over the vesting period.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Quarters Ended June 30, 2001 and 2000

Revenue. Our revenue decreased by approximately $6.8 million, from $7.9 million for the quarter ended June 30, 2000 to $1.1 million for the quarter ended June 30, 2001. This decrease was due to our failure to receive orders from established carriers, which in the past had represented approximately 75% of our quarterly revenue. This was largely because of our failure to deliver additional software features and functionality, which prevented us from reaching agreement with a major customer on a large purchase order. We also experienced a decline in product sales due to the uncertainty in the economy, in general, and telecommunications services industry, specifically, and a reduced level of capital spending by all carriers.

Cost of Revenue. Cost of revenue increased by approximately $2.4 million, from $5.8 million for the quarter ended June 30, 2000 to $8.2 million for the quarter ended June 30, 2001. Included in the cost of revenue for the second quarter of 2001 is a charge for excess and obsolete inventory of $7,037,000 to reduce the inventory to market value, which was estimated to be lower than cost. Without this charge, our gross margin for the current quarter would have been about breakeven as compared with a margin of 27.2% for the same quarter a year ago. The decrease was due to the lack of sales necessary to cover fixed overhead charges for the quarter.

Research and Development Expenses. Our research and development expenses increased by approximately $1.9 million, or 66%, from $2.9 million for the quarter ended June 30, 2000 to $4.8 million for the quarter ended June 30, 2001, representing 33% and 47% of total operating expenses for the quarters ended June 30, 2000 and 2001, respectively. The increase was due principally to an increase in the number of research and development personnel and the costs associated with the development of new products such as the A-4500 and new features and functionality of the A-4000.

Sales and Marketing Expenses. Our sales and marketing expenses decreased by approximately $1.9 million, or 37%, from $5.1 million for the quarter ended June 30, 2000 to $3.2 million for the quarter ended June 30, 2001, representing 58% and 32% of total operating expenses for the quarters ended June 30, 2000 and 2001, respectively. Included in sales and marketing expenses for the quarter ended June 30, 2000 were charges of $3.0 million related to warrants issued to two customers. When excluding the costs of the warrants from the total sales and marketing costs for the second quarter a year ago, sales and marketing costs actually increased by $1.1 million, or 52%. This increase was due principally to the hiring of additional sales and marketing personnel, sales-based commissions and marketing program costs including web development costs, trade shows, advertising and product launch activities as the Company had experienced significant sales growth until the first quarter of 2001. Due to the significant decline in sales from the first to the second quarter of 2001, the Company has reduced its sales and

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

marketing workforce by approximately 41% as part of its announced overall plan to reduce the total number of employees of the Company by 20%.

General and Administrative Expenses. Our general and administrative expenses increased by $1.1 million, or 228%, from $485,000 for the quarter ended June 30, 2000 to $1.6 million for the quarter ended June 30, 2001, representing 6% and 16% of total operating expenses for the quarters ended June 30, 2000 and 2001, respectively. This increase was due to the hiring of additional general and administrative personnel, primarily in the areas of legal and information technology, and increased expenses necessary to support our growing operations as a public Company. The increase is also due to $550,000 of bad debt expense included in general and administrative costs for the current quarter. This charge is for several customers whose ability to pay for equipment previously sold is uncertain. As part of our previously announced workforce reduction, total headcount in the general and administrative function has been reduced by approximately 19%.

Other Income, Net. Other income, net of expenses increased by $715,000, or 158%, from $452,000 for the quarter ended June 30, 2000 to $1.2 million for the quarter ended June 30, 2001. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances. Our cash and marketable securities at June 30, 2000 was $25.5 million compared to cash and marketable securities of $94.7 million at June 30, 2001. The increase in cash and marketable securities is due to the net proceeds of $98.7 million raised in our initial public offering offset by the funds used to support our operations.

Six Months Ended June 30, 2001 and 2000

Revenue. Our revenue increased by approximately $1.7 million, from $12.9 million for the six months ended June 30, 2000 to $14.6 million for the six months ended June 30, 2001. This increase was principally due to an $8.5 million increase in sales of our A-1240, A-3010 and A-4000 products to new customers which occurred in the first quarter of this year as compared to the same period a year ago. However, this $8.5 million increase, in the first quarter of this year, was offset by a $6.8 million current quarter-over-quarter decrease resulting primarily from our inability to finalize orders with established carriers, which in the past has represented approximately 75% of our quarterly revenue.

Cost of Revenue. Cost of revenue increased by approximately $5.7 million, from $9.6 million for the six months ended June 30, 2000 to $15.2 million for the six months ended June 30, 2001. Included in the cost of revenue for the second quarter of 2001 is a charge for excess and obsolete inventory of $7,037,000 to reduce the inventory to market value, which was estimated to be lower than cost. Without such a charge, our gross margin for the six months ended June 30, 2001 would have been 43.9% as compared with a margin of 26.1% for the same period a year ago. This gross margin increase is primarily due to a

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

shift in our customer base and the products sold to those customers. During the first half of 2000, our customers were concentrated in a market segment, specifically multi-tenant service providers, that demanded a price point significantly lower than other market segments served by the Company. For the first six months of 2001, our customers consisted primarily of carriers that required a product enhanced with software options providing increased functionality.

Research and Development Expenses. Our research and development expenses increased by approximately $3.5 million, or 64%, from $5.5 million for the six months ended June 30, 2000 to $9.1 million for the six months ended June 30, 2001, representing 41% and 46% of total operating expenses for the six months ended June 30, 2000 and 2001, respectively. The increase was due principally to an increase in the number of research and development personnel and the costs associated with the development of new products such as the A-4500 and new features and functionality of the A-4000.

Sales and Marketing Expenses. Our sales and marketing expenses increased by approximately $619,000, or 9%, from $6.5 million for the six months ended June 30, 2000 to $7.2 million for the six months ended June 30, 2001, representing 48% and 36% of total operating expenses for the six months ended June 30, 2000 and 2001, respectively. Included in sales and marketing expenses for the six months ended June 30, 2000 were charges of $3.0 million related to warrants issued to two customers. When excluding the costs of the warrants from the total sales and marketing costs for the six months ended June 30, 2000, sales and marketing costs actually increased by $3.6 million, or 102%. This increase was due principally to the hiring of additional sales and marketing personnel, sales-based commissions and marketing program costs including web development costs, trade shows, advertising and product launch activities as the Company had experienced significant sales growth until the first quarter of 2001. Due to the significant decline in sales from the first to the second quarter of 2001, the Company has reduced its sales and marketing workforce by approximately 41% as part of its announced overall plan to reduce the total number of employees of the Company by 20%.

General and Administrative Expenses. Our general and administrative expenses increased by $1.6 million, or 169%, from $1.0 million for the six months ended June 30, 2000 to $2.6 million for the six months ended June 30, 2001, representing 7% and 13% of total operating expenses for the six months ended June 30, 2000 and 2001, respectively. This increase was due to the hiring of additional general and administrative personnel, primarily in the areas of legal and information technology, and increased expenses necessary to support our growing operations as a public company. The increase is also due to $550,000 of bad debt expense included in general and administrative costs for the six months ended June 30, 2001. This charge is for several customers whose ability to pay for equipment previously sold is uncertain. As part of our previously announced workforce reduction, total headcount in the general and administrative function has been reduced by approximately 19%.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income, Net. Other income, net of expenses increased by $1.6 million, or 155%, from $1.1 million for the six months ended June 30, 2000 to $2.7 million for the six months ended June 30, 2001. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances. Our cash and marketable securities at June 30, 2000 was $25.5 million compared to cash and marketable securities of $94.7 million at June 30, 2001. The increase in cash and marketable securities is due to the net proceeds of $98.7 million raised in our initial public offering offset by the funds used to support our operations.

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

      Net cash used in operating activities for the six months ended June 30, 2001 and 2000 was $14.7 million and $6.4 million, respectively. Net cash used in operating activities for each period consisted primarily of the net loss for the period as well as increases in working capital.

      Net cash used in investing activities for the six months ended June 30, 2001 and 2000 was $40.6 million and $21.7 million, respectively. Net cash used in investing activities for both periods consisted primarily of purchases of marketable securities as well as purchases of property and equipment.

      Net cash used in financing activities for the six months ended June 30, 2001 was $66,000 due to payments of our outstanding debt, of fees associated with our initial public offering and of the purchase of treasury shares of our common stock from a former employee offset by proceeds from option exercises. Net cash provided by financing activities for the six months ended June 30, 2000 was $604,000 as a result of proceeds from the exercise of options and the sale of preferred shares offset by payments of our outstanding debt.

      We have no material commitments other than obligations under our credit facilities and both operating and capital leases.

      As of June 30, 2001, our principal source of liquidity consisted of $94.7 million in cash, cash equivalents and marketable securities. Our management intends to invest our cash in excess of current operating requirements in interest-bearing, investment-grade

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

securities with maturities of no more than eighteen months. The development and marketing of new and enhanced products and the expansion of our sales channels and associated support personnel will require a significant commitment of resources. Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, the timing and level of research and development activities and sales and marketing campaigns. As of June, 2001, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we expand our operations in the near future. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

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

RISK FACTORS

      In addition to the other information contained in this report, you should carefully consider the following factors in deciding to invest in our company or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, this could seriously harm our business, financial condition or results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

      We Have Incurred Substantial Losses To Date And May Not Be Able To Achieve Or Maintain Profitability, Which Could Cause Our Stock Price To Decline

      Since we began operations, we have incurred net losses in every fiscal period. We incurred a net loss of $17.8 million for the six months ended June 30, 2001, and our accumulated deficit through June 30, 2001 was $48.8 million. We expect to incur net losses in the future. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect our expenses to continue to increase in an effort to develop our business and, as a result, we will need to generate significant revenue to achieve profitability. We cannot be certain if or when we will become profitable. Our failure to become profitable within the timeframe expected by investors may adversely affect the market price of our common stock.

      Unexpected Fluctuations In Our Operating Results May Cause Our Stock Price To Decline

      Our operating results are difficult to forecast, have fluctuated significantly from quarter to quarter and have fallen below the expectations of investors and security analysts in

Risk Factors (continued)

recent quarters. As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly financial performance. In future quarters, our operating results may continue to fluctuate significantly and may fall below the expectations of investors or securities analysts, which could cause the price of our common stock to fall substantially.

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

Risk Factors (continued)

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

      We Are Entirely Dependent On Our Line Of Broadband Access Platform Products And Our Products May Not Be Readily Accepted

      Widespread commercial acceptance of our products is critical to our future success. To date, our A-1000, A-2000, A-1240, A-3010, and A-4000 products are the only products that we have sold and we expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. We intend to develop and introduce new products and enhancements to existing products in the future. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our revenue will not grow significantly. The acceptance of our products may be hindered by the following factors, some of which we have experienced:

•	the failure of prospective customers to recognize the value of broadband access platform products;

•	the lack of features or functionality necessary to successfully deploy our product into a customer’s network;

•	the reluctance of our prospective customers to replace or expand their current access equipment, which may be supplied by more established vendors, with our products; and

Risk Factors (continued)

•	the emergence of new technologies or industry standards that could cause our products to be less competitive or become obsolete.

In the quarter ended June 30, 2001, our failure to deliver additional software features and functionality prevented us from reaching agreement with a major customer on a significant order.

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

Risk Factors (continued)

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

      If We Fail To Predict Our Manufacturing And Component Requirements Accurately, We Could Incur Additional Costs Or Experience Manufacturing Delays

      We provide forecasts of our demand to our contract manufacturer and component vendors up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, as occurred in the quarter ended June 30, 2001, we may have excess inventory, which could increase our costs and harm our relationships with our contract manufacturer and component vendors by reducing our future orders. For the quarter ended June 30, 2001, we incurred a significant charge related to excess and obsolete inventory. If we underestimate our requirements, we may have an inadequate inventory of components. Inadequate inventory could interrupt manufacturing of our products and result in delays in shipments. In addition, lead times for materials and components that we order are long and depend on factors such as the procedures of, or contract terms with, a specific supplier and demand for each component at a given time. In the case of some components in short supply, component vendors have imposed strict allocations that limit the number of these components they will supply to a given customer in a specified time period. These vendors may choose to increase allocations to larger, more established companies, which could reduce our allocations and harm our ability to manufacture our products.

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

Risk Factors (continued)

      Our Customers May Experience Economic Pressures Which Could Adversely Affect Our Results

      Demand for our products depends on our customers’ requirements, which have been and may continue to be subject to abrupt changes in response to their own competitive pressures, capital requirements and financial performance expectations. Unanticipated reductions in the capital spending plans of our actual or potential customers have had and could continue to have a material adverse effect on our business.

      Because We Derive A Substantial Portion Of Our Revenue From A Limited Number Of Customers, Any Loss Of Or Delay In Receiving Revenue From Those Customers Could Significantly Damage Our Financial Performance

      We have historically derived a significant portion of our revenue from a relatively small number of customers. If any of these customers stop or delay purchasing products or services from us, our financial performance would be negatively impacted. For example, established carriers that had accounted for 72% of our revenue in the first quarter of 2001 placed no orders in the second quarter of 2001. Most of our customers are not contractually obligated to purchase future products or services from us, and they may discontinue doing so at any time. In addition, although our largest customers will probably vary from period to period, we anticipate that a small number of customers will continue to represent a large percentage of our revenue in any given fiscal period. Accordingly, the failure to obtain a significant order from a customer within the fiscal period expected by us could have a significant adverse effect on our financial performance for that fiscal period, as was the case in the quarter ended June 30, 2001.

      We Anticipate That The Average Selling Prices Of Our Products Will Decline, Which Could Reduce Our Gross Margins And Revenue

      Our industry has experienced rapid erosion of average product selling prices. We anticipate that the average selling prices of our products will decline in response to competitive pressures, reduced capital spending by potential customers, increased sales discounts, new product introductions by our competitors or other factors. We are seeking to improve our product design to reduce our costs and increase our sales. If we are unable to do so, declines in average selling prices will reduce our gross margins and revenue.

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

Risk Factors (continued)

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

      The market for broadband access solutions is characterized by rapidly changing technologies, frequent new product introductions and evolving customer requirements and industry standards. In order to remain competitive, we will need to introduce on a timely basis new products or product enhancements that offer significantly improved performance and features, at lower prices, and we may not be successful in doing so. Some prior versions of our products were released behind schedule, and we have experienced delays in introducing new products and features. These delays, or the introduction of new products which do not meet the evolving demands of our customers, could damage our reputation and cause a loss of or delay in revenue.

      If We Do Not Strengthen Our Direct And Indirect Sales Channels, We May Be Unable To Increase Market Awareness And Sales Of Our Products, Which May Prevent Us From Achieving And Maintaining Profitability

      Our products and services require a technical sales effort targeted at several key people within each of our prospective customers’ organizations. Our sales efforts require the attention of sales personnel and specialized system engineers with extensive experience in networking technologies. Competition for these individuals is intense, and we may not be able to hire qualified sales personnel and specialized system engineers. We also plan to expand our relationships with resellers and original equipment manufacturers. If we fail to develop or cultivate relationships with significant resellers or original equipment manufacturers, or if these resellers and original equipment manufacturers are not successful in their sales efforts, our business may be harmed. Many of our resellers also sell our competitors’ products. Failure to expand these channels could adversely affect our revenues and operating results.

      Claims By Other Companies That We Are Infringing Their Proprietary Rights Could Hinder Or Block Our Ability To Sell Our Products, Subject Us To Significant Monetary Liability And Divert The Time And Attention Of Our Management

      The broadband access equipment industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data

Risk Factors (continued)

communications and networking markets have extensive patent portfolios with respect to networking technology.

      We expect that we may increasingly be subject to infringement claims as the number of products and competitors in the market for broadband access equipment grows and the functionality of products overlaps. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license proprietary rights on a timely basis that may become necessary, our ability to use technologies, products, and brand names may be limited and our business may be harmed.

      If We Do Not Enhance Our Customer Service And Support Organization, We May Be Unable To Increase Our Sales

      We will need to increase our customer service and support organization to support new and existing customers. We generally do not enter into service contracts as part of our sales process, and our products have not required extensive servicing to date. Our products are complex and require highly trained customer service and support personnel. If we are unable to offer an enhanced level of customer support on a post-product sale basis, we may not be able to generate additional revenue opportunities or to distinguish our product and service offerings from those of our competitors.

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

      Our failure to effectively manage our growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and our financial performance. Our uneven growth has strained, and may further strain, our management, operational systems and other resources. To manage our growth effectively, we must be

Risk Factors (continued)

able to enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We may not be able to do so.

We Are Beginning To Expand Our International Business, Which Exposes Us to Additional Risks That We Do Not Face In Our U.S. Business

      We are attempting to expand our business outside the United States. An expanded international business exposes us to a number of risks that we do not have to address in our U.S. operations. These risks include:
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

Risk Factors (continued)

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

      For example, in the quarter ended June 30, 2001, our failure to deliver additional software features and functionality prevented us from reaching agreement with a major customer on a significant order.

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

Risk Factors (continued)

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

Risk Factors (continued)

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

      We May Need Additional Capital To Fund Our Operations, Which May Not Be Available

      At June 30, 2001, we had approximately $94.7 million in cash, cash equivalents and marketable securities. We believe that these amounts, combined with proceeds from our recently completed offering and cash anticipated to be available from future operations, will enable us to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if cash from available sources is insufficient, or if cash is used to acquire complementary companies, products or technologies, or for other uses not presently planned, we may need additional capital. The development and marketing of new and enhanced products and the expansion of our sales channels and associated support personnel will require a significant commitment of resources. In addition, if the market for broadband access solutions develops at a slower pace than anticipated, if we are unable to complete development and introduction of our new products on schedule, or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. Additional capital may not be available to us at all, or if available, may be available only on unfavorable terms. Any inability to raise additional capital when we require it would materially adversely affect our business, results of operations and financial condition.

Risks Related To The Securities Market

      Our Stock Price Has Been And May Continue To Be Volatile

      An active public market for our common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors, some of which we have recently experienced, could cause the market price of our common stock to fluctuate significantly:

•	our loss of a major customer;

•	the addition or departure of key personnel;

•	variations in our quarterly operating results;

Risk Factor (continued)

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

      Future Sales Of Our Common Stock In The Public Market Could Cause Our Stock Price To Fall

      Sales of a large number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline. As of June 30, 2001, we had approximately 42.4 million shares of common stock outstanding. We have filed with the Securities and Exchange Commission a registration statement on Form S-8 covering 10.2 million shares reserved under our stock option plans. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

      Insiders Own A Substantial Number of Advanced Switching Communications Shares And Could Limit Your Ability To Influence The Outcome Of Key Transactions, Including Changes Of Control

      As of December 31, 2000, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 70.8% of our outstanding common stock. These stockholders, if acting together, would be able to influence

Risk Factor (continued)

significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

      Provisions Of Our Charter Documents And Delaware Law May Have Anti-Takeover Effects That Could Prevent A Change Of Control

      Provisions of our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

      Unfavorable Economic Conditions Could Continue to Harm Our Business

      Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy. As a result of these unfavorable economic conditions, we have recently experienced a significant slowdown in customer orders. If such economic conditions in the U.S. continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

      We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, our cash equivalents and marketable securities consist of highly liquid investments. Of the total marketable securities of $49.5 million, $33.4 million was for securities with remaining maturities at June 30, 2001 of less than 365 days. The balance of the securities, or $16.1 million, had remaining maturities at June 30, 2001 of greater than 365 days. We have the ability to hold these investments until maturity, and therefore do not expect the value of these investments to be affected to any significant degree by a sudden change in interest rates.

Exchange Rate Sensitivity

      Currently, all of our sales and predominantly all of our expenses are denominated in United States Dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date. We do expect to conduct transactions in foreign currencies in the future, so we may engage in foreign exchange hedging activities at that time.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on June 20, 2001. At that meeting, a majority of the shareholders elected John W. Seazholtz and Ronald S. Westernik to continue as Directors of the Company for a three-year term ending in 2004. Edward Scott, Richard Kimball, Ted Enloe, Arthur Marks and Asghar Mostafa continued in office.

	Number of Shares

	For	Withheld

John W. Seazholtz	37,702,219	55,329

Ronald S. Westernik	36,912,659	844,889

On June 2, 2001, a majority of the shareholders ratified the appointment of Deloitte & Touche LLP as the independent accountants of the Company for fiscal year 2001.

For:	37,757,548

Against:	29,500

Abstaining:	4,003

ITEM 5.     OTHER INFORMATION

The Company has entered into a loan agreement with Robert W. Stewart, its Chief Communications Officer. The principal amount, $100,000, accrues interest at the rate of 6.55% per annum. Principal plus accrued interest is payable in full on December 28, 2010, if not repaid sooner under certain circumstances. However, if at the end of the loan term, Mr. Stewart remains an employee of the Company and certain other conditions exist, the loan will be forgiven.

Subsequent to the quarter ended June 30, 2001, three of its executive officers have ceased to be employed by the Company. Those three officers were James R. Loehndorf, Vice President and Chief Scientist, Glen A. Hunt, Vice President of Engineering, and Ronald S. Westernik, Director and Senior Vice President of Business Development. Mr. Westernik also resigned as a director of the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Employment Agreement of Gary S. Wingo

	10.2	Separation Agreement and General Release of Ronald S. Westernik

	10.3	Separation Agreement and General Release of James R. Loehndorf, Jr.

	10.4	Separation Agreement and General Release of Glen A. Hunt

(b)	Reports On Form 8-K

No such reports were filed during the three months ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED SWITCHING COMMUNICATIONS, INC

By: /s/ Harry J. D’Andrea Harry J. D’Andrea Vice-President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2001