Form 10-Q/A
period 2001-06-30
ADVANCED SWITCHING COMMUNICATIONS INC
filed 2001-09-13
CIK 1095583

FORM 10-Q/A

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

During the quarter ended June 30, 2001, the Company recorded a charge for excess and obsolete inventory of $7,037,000 to reduce the inventory to market value, which was estimated to be lower than its original cost. In determining the amount of the charge recorded, the Company considered its revised quarterly projections, the mix of the carrying level of its products, the current financial stability of its potential customers, our ability to liquidate components or compete with product available in the secondary markets and the general state of the economy. This amount is reflected in “Cost of Revenue” in the Condensed Consolidated Statement of Operations.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q/A contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in this report discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q /A is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Quarters Ended June 30, 2001 and 2000

Revenue. Our revenue decreased by approximately $6.8 million, from $7.9 million for the quarter ended June 30, 2000 to $1.1 million for the quarter ended June 30, 2001. This decrease was due to our failure to receive orders from established carriers, that we would have shipped against during this quarter. In the past, shipments to these carriers would have resulted in approximately 75% of our quarterly revenue. This was largely because of delayed availability of the latest version of one of our products that would have included additional software features and functionality. This prevented us from reaching agreement with a major customer on a large purchase order for this newly developed product. We believe our ability to obtain future orders from this customer for this product is dependent upon our ability to successfully complete the development of this latest product. While we currently expect this new product version to be completed by the end of September, we cannot assure you that the product will be completed as planned, or if completed, that it will be accepted by the customer. We also experienced a decline in product sales due to the uncertainty in the economy, in general, and telecommunications services industry, specifically, and a reduced level of capital spending by all carriers.

Cost of Revenue. Cost of revenue increased by approximately $2.4 million, from $5.8 million for the quarter ended June 30, 2000 to $8.2 million for the quarter ended June 30, 2001. Included in the cost of revenue for the second quarter of 2001 is a charge for excess and obsolete inventory of $7,037,000 to reduce the inventory to market value, which was estimated to be lower than cost. In determining the amount of the charge recorded, the Company considered its revised quarterly projections, the mix of the carrying level of its products, the current financial stability of its potential customers, our ability to liquidate components or compete with product available in the secondary markets and the general state of the economy. Without this charge, our gross margin for the current quarter would have been about breakeven as compared with a margin of 27.2% for the same quarter a year ago. The decrease was due to the lack of sales necessary to cover fixed overhead charges for the quarter.

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

Cost of Revenue. Cost of revenue increased by approximately $5.7 million, from $9.6 million for the six months ended June 30, 2000 to $15.2 million for the six months ended June 30, 2001. Included in the cost of revenue for the second quarter of 2001 is a charge for excess and obsolete inventory of $7,037,000 to reduce the inventory to market value, which was estimated to be lower than cost. In determining the amount of charge recorded, the Company considered its revised quarterly projections, the mix of the carrying level of its products, the current financial stability of its potential customers, our ability to liquidate components or compete with product available in the secondary markets and the general state of the economy. Without such a charge, our gross margin for the six months ended June 30, 2001 would have been 43.9% as compared with a margin of 26.1% for the same period a year ago. This gross margin increase is primarily due to a

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

shift in our customer base and the products sold to those customers. During the first half of 2000, our customers were concentrated in a market segment, specifically multi-tenant service providers, that demanded a price point significantly lower than other market segments served by the Company. For the first six months of 2001, our customers consisted primarily of carriers that required a product enhanced with software options providing increased functionality.

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

      Our Continued Inability To Comply With The Maintenance Listing Criteria Of The Nasdaq National Market May Cause Our Common Stock To Be Delisted.

      Our common stock is currently listed on Nasdaq National Market. Thus, we are subject to financial and market-related tests and other qualitative standards established by Nasdaq to maintain our listing. On September 10, 2001, the Nasdaq notified us that we had failed to maintain the $1.00 minimum bid price requirement for continued listing. We have been given until December 10, 2001 to come into compliance with this requirement. If we continue to fail to meet this requirement, or any of Nasdaq's other continued listing requirements, Nasdaq could delist our common stock. If this were to happen, it would reduce the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all, and we may lose support from institutional investors, brokerage firms and market makers that currently buy and sell our stock and provide information to investors about us. Delisting could also cause the price of our stock to decrease further.

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

On September 10, 2001, the Nasdaq notified us that we had failed to maintain the $1.00 minimum bid price requirement for continued listing on Nasdaq for a period of 30 consecutive trading days. We have been given until December 10, 2001 to come into compliance with this requirement. If we continue to fail to meet this requirement, or any of Nasdaq's other continued listing requirements, Nasdaq could delist our common stock. See "Risk Factors - Our Continued Inability To Comply With The Maintenance Listing Criteria Of The Nasdaq National Market May Cause Our Common Stock To Be Delisted."

We would have the right to appeal a determination of delisting, and seek a waiver from the Nasdaq of the minimum bid requirement. An appeal would automatically stay the delisting, pending the hearing and the determination of the panel. If our stock is ultimately delisted from the Nasdaq National Market, it is likely that it will be traded on the OTC Bulletin Board, and the liquidity for our common stock would be adversely affected.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Employment Agreement of Gary S. Wingo

	10.2	Separation Agreement and General Release of Ronald S. Westernik

	10.3	Separation Agreement and General Release of James R. Loehndorf, Jr.

	10.4	Separation Agreement and General Release of Glen A. Hunt

The exhibits listed above are incorporated by reference in Form 10-Q for the Quarter Ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001.

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

Dated: September 13, 2001