Form 10-Q
period 2001-09-30
ADVANCED SWITCHING COMMUNICATIONS INC
filed 2001-11-13
CIK 1095583

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  –  No [  ]

As of October 31, 2001, there were 42,418,319 shares outstanding of the Registrant’s Common Stock, par value $.0025.

ADVANCED SWITCHING COMMUNICATIONS, INC.

Advanced Switching Communications, Inc.
Condensed Consolidated Balance Sheets

	(in thousands)
	September 30,	December 31,
	2001	2000

	(unaudited)
Current Assets:
Cash and Cash Equivalents	$32,346	$100,609
Marketable Securities	43,787	11,916
Accounts Receivable, net	2,229	8,225
Inventory	384	6,937
Other Current Assets	2,156	2,276

Total Current Assets	80,902	129,963
Property, Plant & Equipment, net	8,119	5,305
Marketable Securities	8,677	—
Other Assets	1,841	2,080

Total Assets	$99,539	$137,348

Current Liabilities:
Accounts Payable	$2,427	$5,383
Accrued Liabilities	3,455	3,181
Current Portion of Debt	2	96

Total Current Liabilities	5,884	8,660

Deferred Rent	97	85
Long-term Debt	4	5
Stockholders’ Equity:
Common Stock	107	107
Treasury Stock	(273)	(200)
Additional Paid-In Capital	166,911	168,121
Retained Deficit	(68,029)	(30,977)
Unrealized gains	373	8
Currency translation	6	—
Deferred Compensation	(5,541)	(8,461)

Total Stockholders’ Equity	93,554	128,598

Total Liabilities & Stockholders’ Equity	$99,539	$137,348

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	(in thousands, except per share amounts)
	Quarter Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net Revenue	$500	$11,016	$15,115	$23,948
Cost of Revenue	11,265	7,271	26,507	16,827

Gross Margin	(10,765)	3,745	(11,392)	7,121

Research & Development (1)	4,983	3,292	14,040	8,820
Sales & Marketing (1)	2,166	2,878	9,328	9,420
General & Administrative (1)	1,027	580	3,612	1,541
Restructuring Charges	696	—	696	—
Amortization of Stock Compensation	507	634	1,605	1,125

Operating Expenses	9,379	7,384	29,281	20,906

Operating Loss	(20,144)	(3,639)	(40,673)	(13,785)

Other Income, net	(930)	(347)	(3,623)	(1,402)

Earnings Before Taxes	(19,214)	(3,292)	(37,050)	(12,383)
Taxes	0	0	0	0

Net Loss	(19,214)	(3,292)	(37,050)	(12,383)
Accretion Of Transaction Costs And Accrued Dividends On Redeemable Convertible Preferred Stock	—	(1,239)	—	(4,054)

Net Loss Applicable to Common Shareholders	$(15,980)	$(4,531)	$(17,836)	$(16,437)

Net Loss Per Share:
Basic and Diluted Net Loss Per Share	$(0.45)	$(0.39)	$(0.88)	$(1.41)

Weighted Average Shares	42,411	11,752	42,336	11,649

(1) Amortization of Stock Compensation:
Research and Development	$265	$289	$820	$496
Sales and Marketing	201	273	641	506
General and Administrative	41	72	144	123

	$507	$634	$1,605	$1,125

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Nine Months Ended September 30,

	2001	2000

Operating Activities
Net loss	$(37,050)	$(12,383)
Adjustments:
Write-off of inventory and capitalized software costs	17,381	—
Provision for bad debts	650	—
Loss on disposal of equipment	—	14
Realized loss (gain) on marketable securities	7	(208)
Depreciation and amortization	2,179	980
Amortization of stock compensation	1,605	1,133
Warrant issuance costs	—	2,981
Deferred rent	12	38
Consulting expense related to stock options	—	46
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,346	(4,013)
Increase in inventory	(9,029)	(4,025)
Increase in other current assets	(1,679)	(196)
Decrease (increase) in other assets	239	(830)
(Decrease) increase in accounts payable	(2,956)	5,435
Increase in accrued liabilities	274	1,589
Increase in deferred revenue	—	1,088

Net cash used in operations	(23,021)	(8,351)

Investing Activities
Purchase of property, plant & equipment	(4,993)	(2,665)
Purchase of securities	(80,618)	(34,134)
Sale of securities	40,433	17,240

Net cash used in investing	(45,178)	(19,559)

Financing Activities
Proceeds from exercise of options	292	850
Proceeds from issuance of preferred stock	—	500
Repurchase of treasury shares	(73)	—
Payment of debt	(95)	(143)
Payments in connection with initial public offering	(188)	—

Net cash (used in) provided by financing	(64)	1,207

Net decrease in cash and cash equivalents	(68,263)	(26,703)
Cash and cash equivalents, beginning of period	100,609	33,012

Cash and cash equivalents, end of period	$32,346	$6,309

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements Of Comprehensive Loss
(Unaudited)

(in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net loss	$(19,214)	$(3,292)	$(37,050)	$(12,383)
Realized gain (loss) on marketable securities	—	(103)	7	(208)
Unrealized gain (loss) on marketable securities	263	46	365	9
Currency translation gain (loss)	(6)	—	6	—

Comprehensive loss	$(18,957)	$(3,349)	$(36,672)	$(12,582)

     See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Notes To Condensed Consolidated Financial Statements

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

2.    Inventories

Inventories consisted of the following at September 30, 2001 and December 31, 2000:

(in thousands)	September 30,	December 31,
	2001	2000

Raw materials	$37	$796
Work in process	318	20
Finished goods	29	6,121

	$384	$6,937

During the quarter and nine months ended September 30, 2001, the Company recorded a charge for excess and obsolete inventory of $8,545,000 and $15,582,000, respectively, to reduce the inventory to market value, which was estimated to be lower than its original cost. In determining the amount of the charges recorded, the Company considered its revised quarterly projections, the mix of product, the current financial stability of its potential customers, its ability to liquidate components or compete with product available in the secondary markets and the general state of the economy. This amount is reflected in “Cost of Revenue” in the Condensed Consolidated Statements of Operations.

Advanced Switching Communications, Inc.
Notes To Condensed Consolidated Financial Statements
(Continued)

3.    Software Development Costs

After determining its technological feasibility, the Company had purchased from a software vendor an element management system to be sold as a feature in its products. Based upon revised revenue projections, we believe this asset has been significantly impaired and, therefore, a charge was recorded in the amount of $1.8 million to reduce the carrying amount of the asset to zero at September 30, 2001.

4.    Net Loss Per Share

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

	Nine Months Ended September 30,

	2001	2000

Securities
Options outstanding	5,027	5,422
Warrants outstanding	359	359
Preferred stock outstanding	—	23,057

Total	5,386	28,838

5.    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company will adopt this accounting standard for business combinations initiated after June 30, 2001.

Advanced Switching Communications, Inc.
Notes To Condensed Consolidated Financial Statements
(Continued)

Also in June, 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and certain intangible assets be separately disclosed and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company will adopt this Statement beginning January 1, 2002 and does not believe it will have a material impact upon the financial statements.

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Effects of a Disposal of a Segment of a Business.” This statements provides a single accounting model for impairment of long-lived assets. The Company is in the process of evaluating the impact of applying these provisions on its financial position and results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition
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

     From our inception in September 1997 through the fourth quarter of 1998, we were a development stage company, had no revenue and our operating activities related primarily to research and development, developing and testing prototype products, building our technical support infrastructure, staffing our marketing, sales and customer service organizations, and establishing relationships with suppliers, manufacturers and potential customers. We commenced shipments of our products in the first quarter of 1999. Since our inception, we have incurred significant losses and, as of September 30, 2001, we had an accumulated deficit of $68.0 million.

     Subsequent to the quarter ended September 30, 2001, the company received from Qwest Communications a notice of termination for cause relating to the company’s procurement agreement with Qwest. We do not believe there is any basis for Qwest to terminate the procurement agreement, whether for cause or otherwise, and have so advised Qwest.

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

     In response to our recent revenue shortfall and ongoing concerns about the outlook for the global telecommunications equipment market, the company has retained Morgan Stanley as its financial advisor to assist in identifying and evaluating various strategic alternatives for the future of the Company with the goal of maximizing shareholder value. Alternatives may include a potential merger, sale of all or part of the Company, liquidation, restructuring, acquisition or strategic alliance. However, there can be no assurance that any transaction will be consummated.

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

     We market and sell our products primarily through a direct sales and marketing organization and, to a lesser extent through resellers and original equipment manufacturers. We depend on a relatively small number of customers for a large percentage of our revenue in any particular quarter. For the nine months ended September 30, 2001, two customers each accounted for revenue in excess of 10% of total revenue. For the nine months ended September 30, 2000, we had one customer who accounted for more than 10% of the total revenue. In the fourth quarter of 2000, we saw a shift in the mix of our customers toward more established carriers, a trend that continued into the first quarter of 2001. However, that trend did not continue into the second and third quarters of 2001 as we were unsuccessful in generating any revenue from established carriers in either of those quarters. This was largely because of our failure to reach agreement with a major customer on a large purchase order and also due to the continuing general weakness in the global telecommunications equipment market. Nonetheless, we will continue to focus our sales efforts on more established carriers, publicizing strategic wins and developing marketing materials and campaigns targeted at this market segment. While the level of sales to any specific customer or type of customer is anticipated to vary from period to period, we expect that we will continue to have significant customer concentration in the foreseeable future. In addition to the customer concentration we have experienced, we have a lengthy sales cycle for our products, which may extend for six months or more, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. Moreover, we have historically derived a significant portion of our revenue from sales that occur near the end of a fiscal quarter. As a result, delays in anticipated sales are more likely to result in deferral of the associated revenue beyond the end of a particular quarter, which could have a significant impact on our operating results for that quarter.

     Due to the lack of significant revenue in the second and third quarters of 2001, we have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses, which will be significant if the level of sales does not

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

increase in future quarters. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

     Research and development expenses consist primarily of salaries and related personnel costs, prototype costs and other costs related to the design, development, testing and enhancement of our products. Several components of our research and development effort require significant expenditures, the timing of which can cause quarterly variability in our expenses. We incur significant expenses in connection with the purchase of testing equipment for our products. We believe that research and development is critical to our strategic product development objectives and intend to enhance our technology to meet the changing requirements of our customers. As a result, in the future, we expect to continue investing in research and development efforts.

     Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, promotional, travel and other marketing expenses and recruiting expenses. We are continuing to reorganize our sales efforts to focus strategically on established carriers and initiate marketing programs focused toward those carriers.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, facilities, human resources and information technology personnel, and professional fees.

     Since July 1, 2001, the Company has reduced its workforce by approximately 50%. The costs savings resulting from the reductions in the workforce will be derived from all functions within the organization; therefore, we expect ongoing costs to decrease in absolute dollars for at least the next quarter. Despite the workforce reduction, we will continue those research and development activities that further enhance existing products.

     Amortization of stock compensation represents the amortization of costs incurred in connection with option grants to employees whose exercise prices are below the deemed fair value of our common stock at the date of grant. These costs are amortized over the vesting period.

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations

Quarters Ended September 30, 2001 and 2000

Revenue. For the quarter ended September 30, 2001, our revenue decreased by approximately $10.5 million to $0.5 million from $11.0 million for the quarter ended September 30, 2000. We believe that revenue has decreased as a result of both our delays in providing additional features and functionality on our existing products, as well as the continued weakness in the economy, generally, and the telecommunications industry, specifically. The weakened economy has resulted in fewer carriers as potential customers and a reduced level of capital spending by the remaining carriers. We failed to receive orders from established carriers which, in the recent past, had represented approximately 75% of our quarterly revenue. We believe our ability to obtain future orders from carriers is dependent upon our ability to successfully demonstrate the value of the added features and functionality of our products.

Cost of Revenue. For the quarter ended September 30, 2001, cost of revenue increased by approximately $4.0 million to $11.3 million from $7.3 million for the quarter ended September 30, 2000. Included in the cost of revenue for the third quarter of 2001 is a charge for excess and obsolete inventory of $8.5 million to reduce the inventory to market value, which was estimated to be lower than cost. An additional charge was recorded in the amount of $1.8 million to reduce the carrying amount of our purchase of an element management system designed for our products. This writedown was necessary as our revised projections indicated that the level of expected sales of this element management system would not be sufficient to recover the costs of this asset. Without these charges, our gross margin would have been a negative $0.4 million. This was due to the lack of sales necessary to cover fixed overhead charges for the quarter.

Research and Development Expenses. For the quarter ended September 30, 2001, research and development expenses increased by approximately $1.7 million, or 51%, to $5.0 million from $3.3 million for the quarter ended September 30, 2000, representing 45% and 53% of total operating expenses for the quarters ended September 30, 2000 and 2001, respectively. The increase was due principally to an increase in the number of research and development personnel and the costs associated with the development of new products such as the A-4500 and new features and functionality of the A-4000. As a result of the workforce reduction that occurred in October 2001, we expect the absolute dollars to be spent on research and development efforts next quarter will be lower than those costs incurred this quarter. As a result, development efforts on new and existing products will be negatively impacted.

Sales and Marketing Expenses. For the quarter ended September 30, 2001, sales and marketing expenses decreased by approximately $0.7 million, or 25%, to $2.2 million from $2.9 million for the quarter ended September 30, 2000, representing 39% and 23% of total operating expenses for the quarters ended September 30, 2000 and 2001,

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

respectively. This decrease was due principally to the reduction in headcount of our sales and marketing work force that occurred in July 2001 resulting from the significant decline in sales from the first to the second quarter of 2001. In October 2001, the Company further reduced its sales and marketing workforce due to the continued depressed sales volume. Therefore, we expect the absolute dollars to be spent on sales and marketing next quarter will be lower than those costs incurred this quarter.

General and Administrative Expenses. For the quarter ended September 30, 2001, general and administrative expenses increased by $0.4 million, or 77%, to $1.0 million from $0.6 million for the quarter ended September 30, 2000, representing 8% and 11% of total operating expenses for the quarters ended September 30, 2000 and 2001, respectively. This increase was due to the hiring of additional general and administrative personnel, primarily in the areas of legal and information technology, and increased expenses necessary to support our operations as a public company. As part of our previously announced workforce reductions, total headcount in the general and administrative function has been reduced by approximately 30% since July 1, 2001.

Other Income, Net. Other income, net of expenses increased by $0.6 million, or 168%, from $0.3 million for the quarter ended September 30, 2000 to $0.9 million for the quarter ended September 30, 2001. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances. Our cash and marketable securities at September 30, 2000 was $23.2 million compared to cash and marketable securities of $84.8 million at September 30, 2001. The increase in cash and marketable securities is due to the net proceeds of $98.7 million raised in our initial public offering offset by the funds used to support our operations.

Nine Months Ended September 30, 2001 and 2000

Revenue. For the nine months ended September 30, 2001, revenue decreased by approximately $8.8 million to $15.1 million from $23.9 million for the nine months ended September 30, 2000. This decrease was due to a $17.3 million decrease in revenue when comparing the two quarters ended September 30, 2001 to the same period a year ago resulting primarily from our inability to finalize orders with established carriers. These orders have not materialized as a result of both our delays in providing additional features and functionality on our existing products as well as the continued weakening in the economy, which has caused carriers to significantly reduce their spending. The $17.3 million decrease is partially offset by an $8.5 million increase in sales of our A-1240, A-3010 and A-4000 products to new customers, which occurred in the first quarter of this year as compared to the same period a year ago.

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Cost of Revenue. For the nine months ended September 30, 2001, cost of revenue increased by approximately $9.7 million to $26.5 million from $16.8 million for the nine months ended September 30, 2000. Included in the cost of revenue for the nine months ended 2001 is a charge for excess and obsolete inventory of $15.6 million to reduce the inventory to market value, which was estimated to be lower than cost. Also included in the cost of revenue for the nine-month period is a charge in the amount of $1.8 million to reduce the carrying amount of capitalized software costs related to an element management system designed for our products. Without these charges, our gross margin for the nine months ended September 30, 2001 would have been 39.6% as compared with a margin of 29.7% for the same period a year ago. This gross margin increase is primarily due to a shift in our customer base and the products sold to those customers. During the first nine months of 2000, our customers were concentrated in a market segment, specifically multi-tenant service providers, that demanded a price point significantly lower than other market segments served by the Company. For the same period in 2001, our customers consisted primarily of carriers that required a product enhanced with software options providing increased functionality.

Research and Development Expenses. For the quarter ended September 30, 2001, research and development expenses increased by approximately $5.2 million, or 59%, to $14.0 million from $8.8 million for the nine months ended September 30, representing 42% and 48% of total operating expenses for the nine months ended September 30, 2000 and 2001, respectively. The increase was due principally to an increase in the number of research and development personnel and the costs associated with the development of new products such as the A-4500 and new features and functionality of the A-4000. As a result of the workforce reduction that occurred in October 2001, our research and development efforts on new and existing products will be negatively impacted. We expect the absolute dollars to be spent on research and development efforts to begin to decrease in the next quarter.

Sales and Marketing Expenses. Our sales and marketing expenses remained consistent at $9.4 million for the nine months ended September 30, 2000 and $9.3 million for the nine months ended September 30, 2001, representing 45% and 32% of total operating expenses for the nine months ended September 30, 2000 and 2001, respectively. Included in sales and marketing expenses for the nine months ended September 30, 2000 were charges of $3.0 million related to warrants issued to two customers. When excluding the costs of the warrants from the total sales and marketing costs for the nine months ended September 30, 2000, sales and marketing costs actually increased by $2.9 million, or 45%. This increase was due principally to the hiring of additional sales and marketing personnel, sales-based commissions and marketing program costs including web development costs, trade shows, advertising and product launch activities as the Company had experienced significant sales growth until the first quarter of 2001. Due to the significant decline in sales from the first to the third quarter of 2001, the Company has reduced its sales and marketing workforce by approximately 67% since July 2001.

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

General and Administrative Expenses. For the nine months ended September 30, 2001, general and administrative expenses increased by $2.1 million, or 134%, to $3.6 million from $1.5 million for the nine months ended September 30, 2000, representing 7% and 12% of total operating expenses for the nine months ended September 30, 2000 and 2001, respectively. This increase was due to the hiring of additional general and administrative personnel, primarily in the areas of legal and information technology, and increased expenses necessary to support our operations as a public company. The increase is also due to $0.7 million of bad debt expense included in general and administrative costs for the nine months ended September 30, 2001. This charge is for several customers whose ability to pay for equipment previously sold is uncertain. As part of our previously announced workforce reduction, total headcount in the general and administrative function has been reduced by approximately 30% since July 1, 2001.

Other Income, Net. Other income, net of expenses increased by $2.2 million, or 158%, from $1.4 million for the nine months ended September 30, 2000 to $3.6 million for the nine months ended September 30, 2001. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances. Our cash and marketable securities at September 30, 2000 was $23.2 million compared to cash and marketable securities of $84.8 million at September 30, 2001. The increase in cash and marketable securities is due to the net proceeds of $98.7 million raised in our initial public offering offset by the funds used to support our operations.

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

     Net cash used in operating activities for the nine months ended September 30, 2001 and 2000 was $23.0 million and $8.4 million, respectively. Net cash used in operating activities for each period consisted primarily of the net loss for the period as well as increases in working capital.

     Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $45.2 million and $19.6 million, respectively. Net cash used in investing activities for both periods consisted primarily of purchases of marketable securities as well as purchases of property and equipment.

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

     Net cash used in financing activities for the nine months ended September 30, 2001 was $64,000 due to payments of our outstanding debt, of fees associated with our initial public offering and of the purchase of treasury shares of our common stock from a former employee offset by proceeds from option exercises. Net cash provided by financing activities for the nine months ended September 30, 2000 was $1.2 million as a result of proceeds from the exercise of options and the sale of preferred shares offset by payments of our outstanding debt.

     At the end of the third quarter of 2001, we agreed to purchase approximately $1.1 million of excess inventory components from our contract manufacturer. The components represent non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to the manufacturer. We also have material commitments in obligations under our real estate lease agreements.

     As of September 30, 2001, our principal source of liquidity consisted of $84.8 million in cash, cash equivalents and marketable securities. We intend to invest our cash in excess of current operating requirements in interest-bearing, investment-grade and government securities with maturities of no more than eighteen months. The development and marketing of new and enhanced products and the expansion of our sales channels and associated support personnel will require a significant commitment of resources. Our future capital requirements will depend upon a number of factors, including the rate of growth of our sales, the timing and level of research and development activities and sales and marketing campaigns. As of September 30, 2001, we did not have any material commitments for capital expenditures. However, we expect to incur capital expenditures as we continue to develop product. Although we do not have any current plans or commitments to do so, from time to time, we may also consider the acquisition of, or evaluate investments in, products and businesses complementary to our business. Any acquisition or investment may require additional capital.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition
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

     We Have Incurred Substantial Losses To Date And May Not Be Able To Achieve Or Maintain Profitability, Which Could Cause Our Stock Price To Decline

     Since we began operations, we have incurred net losses in every fiscal period. We incurred a net loss of $37.0 million for the nine months ended September 30, 2001, and our accumulated deficit through September 30, 2001 was $68.0 million. We expect to incur net losses in the future. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect our expenses to continue to increase in an effort to develop our business and, as a result, we will need to generate significant revenue to achieve profitability. We cannot be certain if or when we will become profitable. Our failure to become profitable within the timeframe expected by investors may adversely affect the market price of our common stock.

     Unexpected Fluctuations In Our Operating Results May Cause Our Stock Price To Decline

     Our operating results are difficult to forecast, have fluctuated significantly from quarter to quarter and have fallen below the expectations of investors and securities

Risk Factors (continued)

analysts in recent quarters. As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast quarterly financial performance. In future quarters, our operating results may continue to fluctuate significantly and may fall below the expectations of investors or securities analysts, which could cause the price of our common stock to fall substantially.

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

Risk Factors (continued)

     We Purchase Several Of Our Key Components From Single Sources, And We Could Lose Revenue And Market Share If We Are Unable To Obtain A Sufficient Supply Of Those Components

     Several key components of our products are currently available from single or limited sources with whom we have no guaranteed supply agreements. If we are unable to obtain a sufficient supply of these or other critical components from our current vendors:

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

     We Are Entirely Dependent On Our Line Of Broadband Access Platform Products And Our Products May Not Be Readily Accepted

     Widespread commercial acceptance of our products is critical to our future success. To date, our A-1000, A-2000, A-1240, A-3010 and A-4000 products are the only products that we have sold and we expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. We intend to develop and introduce new products and enhancements to existing products in the future. If our target customers do not adopt, purchase and successfully deploy our current and planned products, our revenue will not grow significantly. The acceptance of our products may be hindered by the following factors, some of which we have experienced:

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

     Our contracts and purchase orders are separately negotiated with each of our customers and the terms may vary widely. A majority of our sales are made under short-term purchase orders for one or a few of our products at one time instead of long-term contracts for large scale deployment of our products. These purchase orders do not ensure that they will purchase any additional products other than those specifically listed in the order. Moreover, since we believe that these purchase orders represent the early portion of longer-term customer programs, we expend significant financial and personnel resources and expand our operations to be able to fulfill these programs. If our customers fail to purchase additional products to expand their programs as we expect, we may be unable to recover the costs we incurred. In the quarter ended September 30, 2001, Qwest Communications notified us that it was terminating its agreement with us and would not be purchasing any additional equipment pursuant to the terms of the agreement. We incurred significant costs in connection with our agreement with Qwest and we do not expect to recover those costs in the future.

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

Risk Factors (continued)

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

     If We Fail To Predict Our Manufacturing And Component Requirements Accurately, We Could Incur Additional Costs Or Experience Manufacturing Delays

     We provide forecasts of our demand to our contract manufacturer and component vendors up to six months prior to scheduled delivery of products to our customers. If we overestimate our requirements, as occurred in the quarters ended June 30 and September 30, 2001, we may have excess inventory, which could increase our costs and harm our relationships with our contract manufacturer and component vendors by reducing our future orders. For the quarters ended June 30 and September 30, 2001, we incurred a significant charge related to excess and obsolete inventory. In addition, at the end of the third quarter of 2001, we agreed to purchase approximately $1.1 million of excess inventory components from our contract manufacturer. The components represent non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to the manufacturer.

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

Risk Factors (continued)

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

     Our Customers May Experience Economic Pressures Which Could Adversely Affect Our Results

     Demand for our products depends on our customers’ requirements, which, have been and may continue to be subject to abrupt changes in response to their own competitive pressures, capital requirements and financial performance expectations. Unanticipated reductions in the capital spending plans of our actual or potential customers have had and could continue to have a material adverse effect on our business.

     Because We Derive A Substantial Portion Of Our Revenue From A Limited Number Of Customers, Any Loss Of Or Delay In Receiving Revenue From Those Customers Could Significantly Damage Our Financial Performance

     We have historically derived a significant portion of our revenue from a small number of customers. If any of these customers stop or delay purchasing products or services from us, our financial performance would be negatively impacted. For example, established carriers that had accounted for 72% of our revenue in the first quarter of 2001 placed no orders in the second and third quarters of 2001. Most of our customers are not contractually obligated to purchase future products or services from us, and they may discontinue doing so at any time. In addition, although our largest customers will probably vary from period to period, we anticipate that a small number of customers will continue to represent a large percentage of our revenue in any given fiscal period. Accordingly, the failure to obtain a significant order from a customer within the fiscal period expected by us could have a significant adverse effect on our financial performance for that fiscal period, as was the case in the quarters ended June 30 and September 30, 2001.

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

Risk Factors (continued)

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

Risk Factors (continued)

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

     If We Are Not Able To Hire And Retain Qualified Personnel, Or If We Lose Key Personnel, We May Be Unable To Manage Or Grow Our Business

     The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly skilled employees, particularly qualified sales and engineering personnel. We may not be successful in hiring and retaining the skilled personnel that we need. As a result of our financial performance, in the quarters ended June 30 and September 30, 2001, we reduced our workforce by approximately 50%, in total, since July 1, 2001 and it is possible that other employees will leave voluntarily due to the uncertainty created by the reduction in force.

     Our future success also depends to a significant degree on the skills and efforts of Asghar Mostafa, our co-founder, Chairman of the Board and Chief Executive Officer, and on the ability of our other executive officers and members of senior management to work effectively as a team. The loss of the services of Mr. Mostafa or one or more of our

Risk Factors (continued)

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

Risk Factors (continued)

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

Risk Factors (continued)

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

     We May Need Additional Capital To Fund Our Operations, Which May Not Be Available

     At September 30, 2001, we had approximately $84.8 million in cash, cash equivalents and marketable securities. We believe that these amounts, combined with cash anticipated to be available from future operations, will enable us to meet our working capital and capital expenditure

Risk Factors (continued)

requirements for at least the next 12 months. However, if cash from available sources is insufficient, or if cash is used to acquire complementary companies, products or technologies, or for other uses not presently planned, we may need additional capital. The development and marketing of new and enhanced products and the expansion of our sales channels and associated support personnel will require a significant commitment of resources. In addition, if the market for broadband access solutions develops at a slower pace than anticipated, if we are unable to complete development and introduction of our new products on schedule, or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. Additional capital may not be available to us at all, or if available, may be available only on unfavorable terms. Any inability to raise additional capital when we require it would materially adversely affect our business, results of operations and financial condition.

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

Risk Factors (continued)

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

     Future Sales Of Our Common Stock In The Public Market Could Cause Our Stock Price To Fall

     Sales of a large number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline. As of September 30, 2001, we had approximately 42.4 million shares of common stock outstanding. We have filed with the Securities and Exchange Commission a registration statement on Form S-8 covering 10.2 million shares reserved under our stock option plans. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

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

Risk Factors (continued)

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

     Our Continued Inability To Comply With The Maintenance Listing Criteria Of The Nasdaq National Market May Cause Our Common Stock To Be Delisted.

     Our common stock is currently listed on Nasdaq National Market. Thus, we are subject to financial and market-related tests and other qualitative standards established by Nasdaq to maintain our listing. On September 10, 2001, the Nasdaq notified us that we had failed to maintain the $1.00 minimum bid price requirement for continued listing. We have been given until December 10, 2001 to come into compliance with this requirement. However, the Nasdaq has temporarily waived the enforcement of this requirement until January 2002 which should give the Company additional time to come into compliance. If we continue to fail to meet this requirement, or any of Nasdaq’s other continued listing requirements, Nasdaq could delist our common stock. If this were to happen, it would reduce the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all, and we may lose support from institutional investors, brokerage firms and market makers that currently buy and sell our stock and provide information to investors about us. Delisting could also cause the price of our stock to decrease further.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, our cash equivalents and marketable securities consist of highly liquid investments. Of the total marketable securities of $52.5 million, $43.8 million was for securities with remaining maturities at September 30, 2001 of less than 365 days. The balance of the securities, or $8.7 million, had remaining maturities at September 30, 2001 of greater than 365 days. We have the ability to hold these investments until maturity, and therefore do not expect the value of these investments to be affected to any significant degree by a sudden change in interest rates.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

On September 10, 2001, the Nasdaq notified us that we had failed to maintain the $1.00 minimum bid price requirement for continued listing on Nasdaq for a period of 30 consecutive trading days. We have been given until December 10, 2001 to come into compliance with this requirement. However, the Nasdaq has temporarily waived the enforcement of this requirement until January 2002, which should give the Company additional time to come into compliance. If we continue to fail to meet this requirement, or any of Nasdaq’s other continued listing requirements, Nasdaq could delist our common stock. See “Risk Factors - Our Continued Inability To Comply With The Maintenance Listing Criteria Of The Nasdaq National Market May Cause Our Common Stock To Be Delisted.”

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

None.

(b)	Reports On Form 8-K

No such reports were filed during the three months ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED SWITCHING COMMUNICATIONS, INC.

By:	/s/	Harry J. D’Andrea

Harry J. D’Andrea
Vice-President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 13, 2001