Form 10-Q/A
period 2001-09-30
ADVANCED SWITCHING COMMUNICATIONS INC
filed 2001-12-07
CIK 1095583

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

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	(in thousands, except per share amounts)
	Quarter Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net Revenue	$500	$11,016	$15,115	$23,948
Cost of Revenue	11,265	7,271	26,507	16,827

Gross Margin	(10,765)	3,745	(11,392)	7,121

Research & Development (1)	4,983	3,292	14,040	8,820
Sales & Marketing (1)	2,166	2,878	9,328	9,420
General & Administrative (1)	1,027	580	3,612	1,541
Restructuring Charges	696	—	696	—
Amortization of Stock Compensation	507	634	1,605	1,125

Operating Expenses	9,379	7,384	29,281	20,906

Operating Loss	(20,144)	(3,639)	(40,673)	(13,785)

Other Income, net	(930)	(347)	(3,623)	(1,402)

Earnings Before Taxes	(19,214)	(3,292)	(37,050)	(12,383)
Taxes	0	0	0	0

Net Loss	(19,214)	(3,292)	(37,050)	(12,383)
Accretion Of Transaction Costs And Accrued Dividends On Redeemable Convertible Preferred Stock	—	(1,239)	—	(4,054)

Net Loss Applicable to Common Shareholders	$(19,214)	$(4,531)	$(37,050)	$(16,437)

Net Loss Per Share:
Basic and Diluted Net Loss Per Share	$(0.45)	$(0.39)	$(0.88)	$(1.41)

Weighted Average Shares	42,411	11,752	42,336	11,649

(1) Amortization of Stock Compensation:
Research and Development	$265	$289	$820	$496
Sales and Marketing	201	273	641	506
General and Administrative	41	72	144	123

	$507	$634	$1,605	$1,125

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

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations

This report on Form 10-Q/A contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in this report discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q/A is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

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

Dated: December 7, 2001