Form 10-K
period 2001-12-31
ADVANCED SWITCHING COMMUNICATIONS INC
filed 2002-03-19
CIK 1095583

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

COMMISSION FILE NUMBER 000-31529

ADVANCED SWITCHING COMMUNICATIONS, INC.
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	54-1865834 (I.R.S. EMPLOYER IDENTIFICATION NO.)

8330 BOONE BOULEVARD
VIENNA, VIRGINIA 22182
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 448-5540

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK
($.0025 PAR VALUE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. [ ]

Based on the closing price of the common stock on February 28, 2002 on the Nasdaq Stock Market, the aggregate market value of registrant’s common stock held by non-affiliates of the registrant was approximately $19,374,405.

As of February 28, 2002, there were 42,808,568 shares of registrant’s common stock outstanding.

PART I

Item 1.  Business

In addition to historical information this annual report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions.

BUSINESS

Company Background

     We developed, manufactured and marketed network technology and equipment that enabled communications companies to quickly and economically deliver the power of the Internet and advanced broadband services to their customers around the world. Our product line was focused exclusively on providing solutions at the access network level, enabling our customers to extend the significant benefits of packet technology from optical core networks to local access applications.

     We were incorporated in Delaware in September 1997. From our inception through the fourth quarter of 1998, we were a development stage company, had no revenue and our operating activities related primarily to research and development, developing and testing prototype products, building our technical support, infrastructure, staffing our relationships with suppliers, manufacturers and potential customers. We commenced shipments of our products in the first quarter of 1999. Since our inception through December 30, 2001, we had sold approximately $57.2 million of our product cumulatively and incurred significant losses and, as of December 31, 2001, we had an accumulated deficit of $87.4 million.

     We marketed and sold our products primarily through a direct sales and marketing organization and, to a lesser extent through resellers and original equipment manufacturers. We depended on a relatively small number of customers for a large percentage of our revenue in any particular quarter. For the year ended December 31, 2001, we had two customers who accounted for more than 10% of the total revenue. For the year ended December 31, 2000, we had one of the same customers from 2001 as well as one other customer who accounted for more than 10% of the total revenue. In the fourth quarter of 2000, we saw a shift in the mix of our customers toward more established carriers, a trend that continued into the first quarter of 2001. However, that trend did not continue for the last three quarters of 2001 as we were unsuccessful in generating any revenue from established carriers in any of those quarters. For example, we were unable to reach agreement with a major customer on a large purchase order and also we were affected by the continuing general weakness in the global telecommunications equipment market.

     Demand for our products was also negatively affected by a decline in our emerging carriers’ capital spending due to abrupt changes in their competitive market and their limited access to capital and deteriorating financial performance. These unanticipated reductions in our emerging carriers’ capital spending plans, combined with our difficulties in penetrating the more established carriers, had a material adverse effect on our business.

     On July 2, 2001, we announced the implementation of certain cost-cutting efforts pursuant to our restructuring plan, including a 20 percent reduction in our workforce. On October 16, 2001, we announced the implementation of further cost-cutting efforts pursuant to our restructuring plan, including a 36 percent reduction in our workforce.

     Despite our actions to scale down our operations and implement cost reduction measures, we have continued to incur significant net losses. For the year ended December 31, 2001, our net loss was approximately $56.4 million. We have never achieved profitability and our management believed that we would incur operating losses for the foreseeable future.

     On February 4, 2002, our board of directors determined that liquidation was the best available alternative to maximize stockholder value and approved the orderly wind down of our operations. Pursuant to our board of directors’ decision to liquidate and wind down our operations, we laid off all of our eighty-seven employees with most terminations effective on April 6, 2002 and April 20, 2002. However, five employees have termination dates that range from May to August of 2002 as these individuals are needed to wind down the business affairs. The Board also authorized management to immediately commence efforts to sell our assets subject to stockholder approval, including inventory and our intellectual property, terminate commercial agreements and relationships, exit our commercial obligations, and generally wind down our business and operations.

Review of Alternatives

     Our board of directors determined that the prospects for our business were likely to continue to deteriorate due to continuing weakness in the global telecommunications equipment market and the financial markets. In October 2001, we retained Morgan Stanley & Co. Incorporated to act as our exclusive financial advisor to explore strategic alternatives and solicit proposals from parties with an interest in pursuing a business combination with us. From October 2001 through December 20, 2001, Morgan Stanley and our management contacted more than 60 domestic and international strategic and financial prospects on our behalf. Throughout the process, members of our management team, members of our special committee and representatives of Morgan Stanley assisted each party, who so desired, with their due diligence review of our business and operations and provided access to non-public information about our business and operations to each of the interested parties. We participated in numerous telephonic and in-person business and financial overview presentations and made ourselves available for a number of question and answer sessions for these interested parties. By late January, our management believed that it was highly unlikely that any party was prepared to acquire our business on terms and conditions that were in the best interests of our stockholders and therefore, the decision was made to wind down our business and operations.

Conclusion of the Board of Directors

     On February 4, 2002, our board of directors, with Mr. Mostafa abstaining, adopted the plan of liquidation. In arriving at this conclusion, our board of directors considered a number of factors, including alternatives to the liquidation and the future prospects of our business. Prior to the meeting of our board of directors on February 4, 2002, our board of directors analyzed the results of management’s investigation of various acquisition and strategic partnering opportunities. Our board of directors had been informed continuously of our business affairs and financial condition, and had convened at numerous separate meetings to consider these issues. Our board of directors had been apprised by Morgan Stanley of the market values of comparable companies and the lack of prospects for our business. Accordingly, our board of directors determined that it would not be advisable to continue to operate on an independent basis indefinitely if the potential for growth was so limited. Further, after significant effort, we had not been successful in identifying a buyer or strategic alliance partner acceptable to us. Based on this information, our board of directors determined that distribution to the stockholders of cash proceeds from the sale of our assets would return the greatest value to our stockholders as compared to other alternatives and that liquidation would prevent further erosion of stockholders’ equity through continuing net losses and market declines. There can be no assurance that the liquidation value per share of common stock in the hands of the stockholders will equal or exceed the price or prices at which the common stock has recently traded or may trade in the future, or that the liquidation value will exceed zero. However, our board of directors believes that it is in the best interests of our business and our stockholders to distribute to the stockholders our net assets, if any, pursuant to the plan of liquidation. If the plan of liquidation is not authorized and approved by the stockholders, our board of directors will continue to manage the company as a publicly owned entity and will explore what, if any, alternatives are then available for the future of our business.

Special Meeting of Stockholders

     On April 9, 2002, we will hold a special meeting of stockholders to consider and vote on a proposal to approve a plan of complete liquidation and dissolution of the company. A proxy statement describing the plan will be mailed to our stockholders prior to the meeting. Stockholders are strongly advised to read the proxy statement when it becomes available, because it will contain important information. We will file the proxy statement with the Securities and Exchange Commission. Investors may obtain a free copy of the proxy statement (when available) and other documents filed by us at the Commission’s web site at http://www.sec.gov. The proxy statement and related materials may also be obtained for free by directing such requests to Advanced Switching Communications, Inc., 8330 Boone Boulevard, Vienna, 22182, Attention: Investor Relations.

Employees

     As of December 31, 2001, we had a total of 91 employees, all of whom were based in the United States. Forty-five of our employees were engaged in research and development, 16 in operations, 17 in marketing and sales and 13 in finance and administrative functions. Subsequent to our board of directors’ decision on February 4, 2002 to liquidate and wind down our operations, we terminated all of our remaining eighty-seven employees with most terminations being effective on April 6, 2002 and April 20, 2002. Five employees’ termination dates will occur in the months of May through August of 2002 as these individuals are needed to assist in the wind down of our business affairs.

RISK FACTORS

     This Annual Report on Form 10-K contains certain forward looking statements, including statements concerning our future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. Some of our assets may be difficult for us to convert into cash, and we can make no assurance that we will receive any material amounts in respect of such assets. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which our common stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to us. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our ability to distribute proceeds to our stockholders. You should also refer to the other information set forth in this Annual Report on Form 10-K, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as our financial statements and the related notes.

Risks Related To Our Liquidation and Dissolution

     Stockholders could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy the company’s liabilities.

     If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each stockholder could be held liable for the payment to creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us or the liquidating trust.

     If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction against the making of distributions under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or holders of beneficial interests of the liquidating trust under the plan of liquidation.

     Securities class action claims have been filed against us and certain of our current and former officer and directors. These claims could delay the making of any distributions to our stockholders or deplete the proceeds that might otherwise be available to be distributed to our stockholders.

     On February 21, 2002, a complaint was filed in the United States District Court for the Eastern District of Virginia against us and certain of our current and former officers and directors. The plaintiffs in this action claim to own a total of 100 shares and purport to act on behalf of a class of other stockholders. The complaint alleges violations of the federal securities laws in connection with our initial public offering and subsequent public statements. Thereafter, substantially similar complaints were filed in the same court. We believe the claims asserted in the complaints are without merit and intend to contest these claims vigorously. However, the outcome of the suits cannot be predicted. The existence of these claims could delay the making of any distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

     Anticipated timing of liquidation may not be achieved.

     Immediately after the special meeting, if the plan of liquidation is approved by stockholders, we intend to proceed with the orderly sale of our assets and file a certificate of dissolution with the Secretary of State of the State of Delaware. Although we anticipate that we will substantially complete the sale of our assets within a 12 month period, our board of directors may determine that it is in the best interests of our stockholders that some assets be placed into a liquidating trust, which could delay the receipt by stockholders of the final proceeds of the liquidation.

     The liquidation may not result in greater returns to stockholders than our continuing as a going concern.

     We cannot assure you that the plan of liquidation will result in greater returns to stockholders than our continuing as a going concern or through a business combination or other transaction with a third party. If the plan of liquidation is not authorized and approved by the stockholders, our board of directors will continue to manage the company as a publicly owned entity and will explore what, if any, alternatives are then available for the future of our business.

     Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us, which may be as long as three years.

     As a result of our liquidation, for federal income tax purposes stockholders will recognize gain or loss equal to the difference between (i) the sum of the amount of cash distributed to them and the aggregate fair market value (at the time of distribution) of any property distributed to them, and (ii) their tax basis for their shares of our capital stock. A stockholder’s tax basis in his or her shares will depend upon various factors, including the stockholder’s cost and the amount and nature of any distributions received with respect thereto. Any loss will generally be recognized only when the final distribution from us has been received, which may be as long as three years after the date that the plan of liquidation is adopted.

     Our stock transfer books will close on the final record date, after which it will not be possible for stockholders to publicly trade in our stock.

     We intend to close our stock transfer books and discontinue recording transfers of common stock at the close of business on the final record date, the date fixed by our board of directors for filing the certificate of dissolution. Thereafter, certificates representing the common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

     We expect that our stock will be delisted from the Nasdaq National Market.

     Our common stock is currently listed on Nasdaq National Market. Thus, we are subject to financial and market-related tests and other qualitative standards established by Nasdaq to maintain our listing. On September 10, 2001, Nasdaq notified us that we had failed to maintain the $1.00 minimum bid price requirement for continued listing. We had been given until December 10, 2001 to come into compliance with this requirement. However, the Nasdaq had temporarily waived the enforcement of this requirement until January 2002, which gave us additional time to come into compliance. Since December 31, 2001, we have met the minimum bid requirement, but we cannot predict whether we will be able to maintain compliance with the minimum bid requirement or Nasdaq’s other requirements for continued listing. Even if we are able to comply with the $1.00 minimum bid requirement for continued listing, if the plan of liquidation is approved by the stockholders, it is likely that we will not be able to maintain compliance with Nasdaq’s other listing requirements or that Nasdaq will take action to delist our securities from their National Market System. If our common stock were delisted from Nasdaq for either of these reasons, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequently, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock thereby reducing the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all, and we may lose support from institutional investors, brokerage firms and market makers that currently buy and sell our stock and provide information to investors about us. Delisting could also cause the price of our stock to decrease further. In addition, it is likely that we will close our stock transfer books and restrict transfers of our common stock after filing the certificate of dissolution with the State of Delaware.

     Our directors and officers may have interests in our liquidation and dissolution that are different from the interests of other stockholders.

     Members of our board of directors may be deemed to have a potential conflict of interest in recommending authorization and approval of the plan of liquidation.

These interests include:
•	our executive officers will receive an aggregate of approximately $1.6 million in severance payments in connection with the termination of their employment; and
•	our directors and executive officers hold in-the-money options to purchase an aggregate of 140,000 shares of common stock at a weighted average exercise price of 1.00 per share.

     No further stockholder approval will be required.

     The approval of the plan of liquidation requires the affirmative vote of the holders of a majority of all shares of our common stock outstanding and entitled to vote. If our stockholders approve the plan of liquidation, we will be authorized to dispose of our assets without further approval of our stockholders.

     We will continue to incur the expense of complying with public company reporting requirements.

     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail such expenses, after filing our certificate of dissolution we will seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. Until such relief such relief is granted, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

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

     Future Sales Of Our Common Stock In The Public Market Could Cause Our Stock Price To Fall

     Sales of a large number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline. As of December 31, 2001, we had approximately 42.4 million shares of common stock outstanding. We have filed with the Securities and Exchange Commission a registration statement on Form S-8 covering 10.2 million shares reserved under our stock option plans. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

     Insiders Own A Substantial Number of Advanced Switching Communications Shares And Could Limit Your Ability To Influence The Outcome Of Key Transactions, Including Changes Of Control

     As of February 28, 2001, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 59.0% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions and adoption of the plan of liquidation.

     Provisions Of Our Charter Documents And Delaware Law May Have Anti-Takeover Effects That Could Prevent A Change Of Control

     Provisions of our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Item 2.  Properties

     Our executive offices and principal operations are located in Vienna, Virginia. We lease approximately 21,000 square feet of office and laboratory space pursuant to a lease that expires on November 30, 2005. In addition, we lease approximately 21,000 square feet in the same building under a lease that expires on August 31, 2002. We also lease approximately 5,000 square feet in Pompano Beach, Florida under a lease that expires on April 2, 2004. We also lease sales offices in Dallas and New Jersey.

Item 3.  Legal Proceedings

     In October 2001, we announced that we had received notice from Qwest Communications Corporation purporting to terminate our procurement agreement with it. From the third quarter of 2000 through the first quarter of 2001, Qwest made equipment purchases from us totaling over $15.7 million ($13.8 million under the procurement agreement) and was our largest customer during this period representing approximately 28% of our total sales. In its purported notice of termination, Qwest asserted that we were in material breach of our procurement agreement. In a letter dated October 23, 2001, we responded to Qwest’s earlier letter, rejecting any breach on our part and reiterating our rights under the procurement agreement. On November 19, 2001, we received another letter from Qwest purporting to detail the actions and inactions that constituted breach on our part and requesting us to accept a return of, and reimburse Qwest for, all products purchased from us less a ten percent discount in exchange for a release of claims. In a letter dated December 5, 2001, we refuted the claims contained in Qwest’s November 19 letter, reiterated our rights to additional purchase orders from Qwest in excess of $10 million, and suggested that we attempt to negotiate a mutually acceptable resolution of our dispute. On January 25, 2002, Qwest responded to our December 5 letter and among other things, asserted that it had revoked acceptance of equipment previously purchased and requested a refund of the amounts paid. In addition, however, Qwest also suggested that we attempt to negotiate a mutually acceptable resolution of our dispute. As a result, the parties had discussions but were unable to reach an agreement to resolve their competing claims. Since then, the parties have exchanged letters reiterating their respective positions. We intend to vigorously defend any claims that may be asserted by Qwest.

     On February 21, 2002, a complaint was filed in the United States District Court for the Eastern District of Virginia against us and certain of our current and former officer and directors. The plaintiffs in this action claim to own a total of 100 shares and purport to act on behalf of a class of other shareholders. The complaint alleges violations of the federal securities laws in connection with our initial public offering and subsequent public statements. Thereafter, substantially similar complaints were filed in the same court. We believe the claims asserted in the complaints are without merit and intend to contest these claims vigorously. However, the outcome of the suits cannot be predicted. The existence of these claims could delay the making of any distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

     We recently received a letter from Dishnet, a customer that purchased approximately $1 million worth of equipment from us. In that letter, Dishnet claimed that the equipment performed unsatisfactorily and sought compensation in the amount of $30 million in connection with damages and losses suffered as a result of the failure of the equipment to perform. We believe that we have fulfilled our obligations to Dishnet, that Dishnet’s damages claims are without merit and that Dishnet is not entitled to a refund. Nevertheless, we made a proposal to resolve our differences with Dishnet by providing them with certain equipment to replace equipment sent to us for repair and damaged while in transit. At this juncture, we cannot predict whether Dishnet will pursue this matter further and, if so, how it will be resolved.

     Electronic Instrumentation & Technology, Inc., a former manufacturer of ours, filed a complaint in the Circuit Court of Loudoun County, Virginia. In the complaint, EIT claimed that we did not purchase certain products from EIT and that we were in breach of our purchase agreement. EIT sought compensation in the amount of

$83,000, plus additional interest and attorneys fees. We dispute the amount of EIT’s claim, and we intend to contest EIT’s claim vigorously. However, the outcome of the suit cannot be predicted. The existence of EIT’s claims could delay the making of final distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

     We recently received a letter from Benchmark Electronics, Inc., a former manufacturer of ours. In its letter, Benchmark asserted that we were liable for non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to Benchmark and for costs associated with the termination of our relationship. Benchmark is seeking additional compensation in the amount of $0.9 million, but we dispute the amount of Benchmark’s claim. At this time, we cannot predict whether Benchmark will pursue this matter and, if so, how it will be resolved.

Item 4.  Submission of Matters to a Vote of Security Holders

     The registrant did not submit any matters to a vote of its security holders during the quarter ended December 31, 2001.

Part II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

     Price Range of Common Stock.

     Our common stock is traded on the Nasdaq Stock Market under the symbol “ASCX.” Public trading of our common stock began on October 5, 2000. The high and low for the period October 5, 2000 to December 31, 2000 was $21.75 and $3.75, respectively. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq Stock Market for the year ended December 31, 2001.

Year Ended December 31, 2001	HIGH	LOW

First Quarter	$8.438	$2.406
Second Quarter	5.08	2.13
Third Quarter	2.41	0.46
Fourth Quarter	1.12	0.35

     As of March 15, 2002, there were approximately 92 shareholders of record of our common stock. On March 15, 2002, the last sale price reported on the Nasdaq Stock Market for our common stock was $1.01 per share.

     Dividend Policy.

     We have never declared or paid any dividends on our common stock. We do not plan to do so in the foreseeable future.

     If the plan of liquidation is approved by our stockholders, we will distribute to our stockholders our net assets, if any, pursuant to the plan of liquidation.

Item 6.  Selected Consolidated Financial and Operating Data

	Period from
	Inception
	(September 10,
	1997)
	through		Year Ended December 31,
	December 31,
	1997	1998	1999	2000	2001

	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$—	$—	$4,278	$37,381	$15,512
Cost of revenue	—	—	2,839	24.890	29,803

Gross profit (loss)	—	—	1,439	12,491	(14,291)
Operating expenses:
Research and development, excluding stock compensation amortization amounts(1)	111	3,717	6,718	12,510	18,286
Sales and marketing, excluding stock compensation amortization amounts(1)	73	799	3,209	12,821	10,922
General and administrative, excluding stock compensation amortization amounts(1)	125	611	1,251	3,006	7,590
Impairment of long-lived assets	—	—	—	—	6,384
Restructuring charges	—	—	—	—	1,496
Amortization of stock compensation(1)	—	—	42	1,760	2,028

Total operating expenses	309	5,127	11,220	30,097	46,706

Loss from operations	(309)	(5,127)	(9,781)	(17,606)	(60,997)
Other income, net	(16)	(16)	(452)	(3,173)	(4,610)

Net loss	(293)	(5,111)	(9,329)	(14,433)	(56,387)
Accretion of transaction costs and accrued dividends on redeemable convertible preferred stock	—	(367)	(2,589)	(4,182)	—

Net loss applicable to common shareholders	$(293)	$(5,478)	$(11,918)	$(18,615)	$(56,387)

Basic and diluted net loss per share	$(0.05)	$(0.48)	$(1.01)	$(1.01)	$(1.33)

Shares used in computing net loss per share	5,742	11,389	11,789	18,515	42,357

(1) Amortization of stock compensation amounts:
Research and development	$—	$—	$5	$786	$1,060
Sales and marketing	—	—	35	779	785
General and administrative	—	—	2	195	183

	$—	$—	$42	$1,760	$2,028

	December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$98	$1,449	$33,012	$100,609	$36,848
Marketable securities	—	3,481	—	11,916	40,945
Working capital	23	3,916	35,069	121,303	70,498
Total assets	368	6,451	41,695	137,348	82,942
Long-term debt, less current portion	263	286	98	5	3
Redeemable convertible preferred stock	—	10,593	55,517	—	—
Total stockholders’ equity (deficit)	(122)	(5,478)	(17,475)	128,598	74,275

ITEM  7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

Overview

     We developed, manufactured and marketed innovative network technology and equipment that enabled communications companies to quickly and economically deliver the power of the Internet and advanced broadband services to their customers around the world. ASC created solutions that were evolutionary, enabling communications companies to take advantage of their investment in existing network equipment and facilities while gradually moving to next-generation technology.

     From our inception in September 1997 through the fourth quarter of 1998, we were a development stage company, had no revenue and our operating activities related primarily to research and development, developing and testing prototype products, building our technical support infrastructure, staffing our marketing, sales and customer service organizations, and establishing relationships with suppliers, manufacturers and potential customers. We commenced shipments of our products in the first quarter of 1999. Since our inception, we have incurred significant losses and, as of December 31, 2001, we had an accumulated deficit of $87.4 million.

     Also in October 2001, in response to our revenue shortfall and ongoing concerns about the outlook for the global telecommunications equipment market, we retained Morgan Stanley as our financial advisor to assist in identifying and evaluating various strategic alternatives for our future with the goal of maximizing shareholder value. Alternatives included a potential merger, sale of all or part of our company, liquidation, restructuring, acquisition or strategic alliance. After evaluating the alternatives available to us, we announced on February 5, 2002 that our board of directors had approved a resolution to liquidate our company and distribute the remaining net assets to our stockholders.

     In October 2001, we received from Qwest Communications a notice of termination for cause relating to our procurement agreement with Qwest. We do not believe there is any basis for Qwest to terminate the procurement agreement, whether for cause or otherwise, and have so advised Qwest.

     On February 21, 2002, a complaint was filed in the United States District Court for the Eastern District of Virginia against us and certain of our current and former officers and directors. The plaintiffs in this action claim to own a total of 100 shares and purport to act on behalf of a class of other shareholders. The complaint alleges violations of the federal securities laws in connection with our initial public offering and subsequent public statements. Thereafter, substantially similar complaints were filed in the same court. We believe the claims asserted in the complaints are without merit and intend to contest these claims vigorously. However, the outcome of the suits cannot be predicted. The existence of these claims could delay the making of any distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

     We derived our revenue from sales of our line of broadband access platforms. We generally recognized revenue from product sales upon shipment provided that a purchase order had been received or a contract had been executed, there were no significant uncertainties regarding customer acceptance, the fee was fixed and determinable and collectibility was deemed probable. If our arrangement with the customer included obtaining customer acceptance, revenue was recognized when customer acceptance had been obtained.

     We marketed and sold our products primarily through a direct sales and marketing organization and, to a lesser extent through resellers and original equipment manufacturers. We depended on a relatively small number of customers for a large percentage of our revenue in any particular quarter. For the year ended December 31, 2001, two customers each accounted for revenue in excess of 10% of total revenue. For the year ended December 31, 2000, we had one of the same customers from 2001 as well as one additional customer who accounted for more than 10% of the total revenue. In the fourth quarter of 2000, we saw a shift in the mix of our customers toward more established carriers, a trend that continued into the first quarter of 2001. However, that trend did not continue for the last three quarters of 2001 as we were unsuccessful in generating any revenue from established carriers in those quarters. For example, we failed to reach agreement with a major customer on a large purchase order and also we were affected by the continuing general weakness in the global telecommunications equipment market. Nonetheless, we continued to focus our sales efforts on more established carriers, publicizing strategic wins and developing marketing materials and campaigns targeted at this market segment. While the level of sales to any specific customer or type of customer was anticipated to vary from period to period, we expected that we would continue to have significant customer concentration in the foreseeable future. In addition to the customer concentration we experienced, we had a lengthy sales cycle for our products, which extended for six months or more, and there was often a significant delay between the time we incurred expenses and the time we realized the related revenue.

     Due to the lack of significant revenue in the last three quarters of 2001, we had not achieved profitability on a quarterly or an annual basis, and based on current projections we anticipated incurring significant losses for the foreseeable future. This was one of many factors which led to the Company’s proposed plan of liquidation.

     Our cost of revenue included all costs associated with the production of our products, including cost of materials, manufacturing and assembly costs paid to contract manufacturers, manufacturing start-up expenses and manufacturing personnel, including related overheads. Because we outsourced our manufacturing and assembly requirements, a significant portion of our manufacturing expenses consisted of payments to third-party contract manufacturers. Manufacturing engineering and documentation controls were performed at our facility in Vienna, Virginia.

     Research and development expenses consisted primarily of salaries and related personnel costs, prototype costs and other costs related to the design, development, testing and enhancement of our products. Several components of our research and development effort required significant expenditures, the timing of which caused quarterly variability in our expenses. We incurred significant expenses in connection with the purchase of testing equipment for our products. We believed that research and development was critical to our strategic product development objectives and intended to enhance our technology to meet the changing requirements of our customers.

     Sales and marketing expenses consisted primarily of salaries and related personnel costs, commissions, promotional, travel and other marketing and recruiting expenses.

     General and administrative expenses consisted primarily of salaries and related expenses for executive, finance, legal, facilities, human resources and information technology personnel, and professional fees.

     From July 1, 2001 to December 31, 2001, we had reduced our workforce by approximately 50%. Subsequent to December 31, 2001, in connection with the proposed plan of liquidation, we gave notice to our remaining 87 employees terminating most of them effective April 6, 2002 and April 20, 2002. The rest of the employees terminations occur within the next six months as they have been retained for a longer period to wind down the operations of the Company.

     The consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to our management’s discussion and analysis. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements.

     We recognize revenue from product sales once the title of the product has passed to the customer, which is generally upon shipment. When the arrangement with the customer includes obtaining customer acceptance, revenue is recognized when customer acceptance has been received. Revenue is recognized in amounts expected to be realized upon final settlement.

     ASC provides post-contract support under a warranty agreement for its products. Upon shipment to its customers, ASC provides for the estimated cost to repair or replace products to be returned under warranty. ASC’s warranty period is typically 12 months from the date of shipment to the end user. This support is considered insignificant to the sale of the products and therefore we recognize any revenue associated with post-contract support in conjunction with the sale of the product. The customer may purchase an enhanced level of post-contract support for a period of up to three years. Revenue associated with this enhanced support is recognized ratably over the period the support is provided.

     Research and development costs are charged to operations as incurred.

     We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents, and investments with original maturity dates greater than three months but less than 12 months to be short-term investments. To date, all marketable securities have been classified as available-for-sale and have been carried at fair value with unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices at the reporting date for those instruments. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

     At December 31, 2001, we held U.S. mortgage-backed and corporate debt securities with an amortized cost of $40,942,000 and a fair value of $40,945,000, resulting in an unrealized holding gain of $3,000. At December 31, 2000, we held U.S. mortgage-backed and corporate debt securities with an amortized cost of $11,908,000 and a fair value of $11,916,000, resulting in an unrealized holding gain of $8,000.

     We record a provision for uncollectible amounts once it has determined that the collection of a receivable is not probable. Total accounts receivable at December 31, 2001 were net of an allowance for doubtful accounts of $2,529,000 of which $1,674,000 was recorded as an expense in 2001. Total accounts receivable at December 31, 2000 were net of an allowance for doubtful accounts of $855,000.

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

     The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the year ended December 31, 2001, the Company determined that certain of its property and equipment were impaired and recorded a charge of $6.4 million. This charge will be excluded in Results of Operations when calculating the percentage of operating expense categories to total operating expenses.

     Amortization of stock compensation represents the amortization of costs incurred in connection with option grants to employees whose exercise prices are below the deemed fair value of our common stock at the date of grant. These costs are amortized over the vesting period.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Revenue. For the year ended December 31, 2001, revenue decreased by approximately $21.9 million to $15.5 million from $37.4 million for the year ended December 31, 2000. This decrease was due to a $30.4 million decrease in revenue when comparing the last three quarters of 2001 to the same period a year ago resulting primarily from our inability to finalize orders with established carriers. These orders did not materialize as a result of both our delays in providing additional features and functionality on our existing products as well as the continued weakening in the economy, which caused carriers to significantly reduce their spending. The $30.4 million decrease is partially offset by an $8.5 million increase in sales of our A-1240, A-3010 and A-4000 products to new customers, which occurred in the first quarter of this year as compared to the same period a year ago.

Cost of Revenue. For the year ended December 31, 2001, cost of revenue increased by approximately $4.9 million to $29.8 million from $24.9 million for the year ended December 31, 2000. Included in the cost of revenue for the year ended 2001 is a charge for excess and obsolete inventory of $18.3 million to reduce the inventory to market value, which was estimated to be lower than cost. Included in the $18.3 million writedown was an estimated amount for $2.3 million of purchase commitments at December 31, 2001 for inventory components to be received in 2002. These commitments were executed in order to close out remaining obligations in an agreement with our contract manufacturer. Also included in the cost of revenue for the year is a charge in the amount of $1.9 million to reduce the carrying amount of capitalized software costs related to an element management system designed for our products. Without these charges, our gross margin for the year ended December 31, 2001 would have been 37.9% as compared with a margin of 33.4% for the same period a year ago. This gross margin increase is primarily due to a shift in our customer base and the products sold to those customers. During the year ended December 31, 2000, our customers were concentrated in a market segment, specifically multi-tenant service providers, that demanded a price point significantly lower than other market segments served by us. For the same period in 2001, our customers consisted primarily of carriers that required a product enhanced with software options providing increased functionality.

Research and Development Expenses. For the year ended December 31, 2001, research and development expenses increased by approximately $5.8 million, or 46%, to $18.3 million from $12.5 million for the year ended December 31, 2000, representing 45% and 42% of total operating expenses for the years ended December 31, 2001 and 2000, respectively. The increase was due principally to an increase in the number of research and development personnel and the costs associated with the development of new products such as the A-4500 and new features and functionality of the A-4000. As a result of the workforce reduction that occurred in October 2001, our research and development efforts on new and existing products were negatively impacted.

Sales and Marketing Expenses. For the year ended December 31, 2001, our sales and marketing expenses decreased by approximately $1.9 million, or 15%, to $10.9 million from $12.8 million for the year ended December 31, 2000, representing 27% and 43% of total operating expenses for the years ended December 31, 2001 and 2000, respectively. Included in sales and marketing expenses for the year ended December 31, 2000 were charges of $3.0 million related to warrants issued to two customers. When excluding the costs of the warrants from the total sales and marketing costs for the year ended December 31, 2000, sales and marketing costs actually increased by $1.1 million, or 11%. This increase was due principally to the hiring of additional sales and marketing personnel, sales-based commissions and marketing program costs including web development costs, trade shows, advertising and product launch activities as we had experienced significant sales growth until the first quarter of 2001. Due to the significant decline in sales from the first quarter to the end of 2001, we have reduced our sales and marketing workforce by approximately 66% in the period from July 1, 2001 to December 31, 2001.

General and Administrative Expenses. For the year ended December 31, 2001, general and administrative expenses increased by $4.6 million, or 152%, to $7.6 million from $3.0 million for the year ended December 31, 2000, representing 19% and 10% of total operating expenses for the years ended December 31, 2001 and 2000, respectively. This increase was due, in part, to the hiring of additional general and administrative personnel, primarily in the areas of legal and information technology, and increased expenses necessary to support our operations as a public company. The increase is also due to $1.7 million of bad debt expense included in general and administrative costs for the year ended December 31, 2001. This charge is for several customers whose ability to pay for equipment previously sold is uncertain. In addition, in the fourth quarter of 2001, a charge of $2.2 million was recorded for excess leased space. This charge represents the expected total amount to be paid by us for our future lease obligations. As part of our previously discussed workforce reductions, total headcount in the general and administrative function was reduced by approximately 30% in the period from July 1, 2001 to December 31, 2001.

Other Income, Net. Other income, net of expenses increased by $1.4 million, or 45%, from $3.2 million for the year ended December 31, 2000 to $4.6 million for the year ended December 31, 2001. Other income, net consists of interest earned on our cash balances and marketable securities offset by interest expense associated with our bank debt. The increase in other income, net, for the year ended December 31, 2001 resulted from an increase in the average invested balance of cash and marketable securities for 2001 as compared to 2000. Our average cash and marketable securities for the year ended December 31, 2001 was $89.8 million compared to average cash and marketable securities of $48.0 million for the year ended December 31, 2000. The increase in the average cash and marketable securities is due to the net proceeds of $98.7 million raised in our initial public offering offset by the funds used to support our operations.

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

     In August 2000, in connection with the signing of a vendor agreement, we issued a warrant to purchase 12,500 shares at an exercise price of $13.00 per share. The warrant vested immediately and is exercisable at any time over the next 36 months. We recognized the cost as a sales and marketing expense in the amount of $82,000. The cost was determined using the Black-Scholes option pricing model and the following assumptions: volatility of 70%; risk-free interest rate of 6.0%; no expected dividend yield and a term of three years.

     General and Administrative Expenses. Our general and administrative expenses increased by $1.8 million, or 140%, from $1.3 million for the year ended December 31, 1999 to $3.0 million for the year ended December 31, 2000, representing 11% and 10% of total operating expenses for the years ended December 31, 1999 and 2000, respectively. Of the $1.8 million increase, $0.8 million was due to establishing a reserve for customer invoices where there was a concern of collection. The remaining increase was due to the hiring of additional general and administrative personnel and increased expenses necessary to support our growing operations.

     Other Income, Net. Other income, net of expenses increased by $2.7 million, or 602%, from $452,000 for the year ended December 31, 1999 to $3.2 million for the year ended December 31, 2000. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The increase in other income, net was primarily due to higher interest income as a result of increases in invested balances during 2000, due principally to capital raised in September 1999 and our initial public offering in October 2000.

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

	QUARTER ENDED

	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue	$4,994	$7,939	$11,016	$13,433	$13,508	$1,107	$500	$397
Cost of revenue	3,777	5,779	7,271	8,063	7,089	8,153	11,265	3,296

Gross profit	1,217	2,160	3,745	5,370	6,419	(7,046)	(10,765)	(2,899)

Operating expenses:
Research and development, excluding stock compensation amortization amounts(1)	2,651	2,877	3,292	3,690	4,295	4,762	4,983	4,246
Sales and marketing, excluding stock compensation amortization amounts(1)	1,453	5,090	2,878	3,401	3,944	3,218	2,166	1,594
General and administrative, excluding stock compensation amortization amounts(1)	476	485	580	1,465	992	1,593	1,027	3,978
Impairment of long-lived assets	—	—	—	—	—	—	—	6,384
Restructuring charges	—	—	—	—	—	—	696	800
Amortization of stock compensation(1)	129	362	634	635	570	528	507	423

Total operating expenses	4,709	8,814	7,384	9,191	9,801	10,101	9,379	17,425

Loss from operations	(3,492)	(6,654)	(3,639)	(3,821)	(3,382)	(17,147)	(20,144)	(20,324)

Other income, net	(604)	(452)	(347)	(1,771)	(1,526)	(1,167)	(930)	(987)

Net loss	$(2,888)	$(6,202)	$(3,292)	$(2,050)	$(1,856)	$(15,980)	$(19,214)	$(19,337)

(1) AMORTIZATION OF STOCK
COMPENSATION AMOUNTS:
Research and development	$54	$153	$289	$290	$282	$273	$265	$240
Sales and marketing	64	169	273	273	226	214	201	144
General and administrative	11	40	72	72	62	41	41	39

	$129	$362	$634	$635	$570	$528	$507	$423

	QUARTER ENDED

	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(DOLLARS IN THOUSANDS)
AS A PERCENTAGE OF REVENUE:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	75.6	72.8	66.0	60.0	52.5	736.4	2,253.0	830.2

Gross profit	24.4	27.2	34.0	40.0	47.5	(636.4)	(2,153.0)	(730.2)

Operating expenses:
Research and development, excluding stock compensation amortization amounts(1)	53.1	36.2	29.9	27.5	31.8	430.2	996.6	1,069.5
Sales and marketing, excluding stock compensation amortization amounts(1)	29.1	64.1	26.1	25.3	29.2	290.7	433.2	401.5
General and administrative, excluding stock compensation amortization amounts(1)	9.5	6.1	5.3	10.9	7.3	143.9	205.4	1,002.0
Impairment of long-lived assets	—	—	—	—	—	—	—	1,608.1
Restructuring charges	—	—	—	—	—	—	139.2	201.5
Amortization of stock compensation(1)	2.6	4.6	5.8	4.7	4.2	47.7	101.4	106.5

Total operating expenses	94.3	111.0	67.1	68.4	72.5	912.5	1,875.8	4,389.1

Loss from operations	(69.9)	(83.8)	(33.1)	(28.4)	(25.0)	(1,548.9)	(4,028.8)	(5,119.3)
Other income, net	(12.1)	(5.7)	(3.1)	(13.2)	(11.3)	(105.4)	(186.0)	(248.6)

Net loss	(57.8)%	(78.1)%	(30.0)%	(15.2)%	(13.7)%	(1,443.5)%	(3,842.8)%	(4,870.7)%

NET OPERATING LOSS CARRYFORWARDS

     Our state and federal net operating loss carryforwards begin to expire in 2004 and 2012, respectively, to the extent that they are not used. We have not recognized any benefit from the future use of loss carryforwards for these periods, or for any other periods, since inception. Based upon our intention to liquidate and distribute the net assets, the net operating loss carryforwards are expected to expire unused.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we financed our operations through private sales of securities and through our initial public offering of common stock completed in October 2000. In addition, to a lesser extent, we financed our operations with bank borrowings and equipment lease financing. We raised an aggregate of $151.7 million, net of offering expenses, through the sale of our capital stock, of which $98.7 million came from our initial public offering.

     Net cash used in operating activities for the year ended December 31, 2001 was $29.4 million. Net cash used in operating activities for the years ended December 31, 2000 and 1999 was $16.2 million and $12.6 million, respectively. Net cash used in operating activities for each year consisted primarily of the net loss for the period as well as increases in working capital for both the year ended December 31, 2001 and 2000.

     Net cash used in investing activities for the year ended December 31, 2001 was $34.3 million. Net cash used in investing activities for the year ended December 31, 2000 was $16.2 million. Net cash provided by investing activities for the year ended December 31, 1999 was $2.2 million. Net cash used in investing activities for 2001 and 2000 consisted primarily of purchases of marketable securities as well as purchases of property and equipment. Net cash provided by investing activities in 1999 was generated by proceeds from the sale of marketable securities.

     Net cash used in financing activities for the year ended December 31, 2001 was $67,000. Net cash provided by financing activities for the years ended December 31, 2000 and 1999 was $100.0 million and $42.0 million, respectively. In 2001, the net use of cash for financing activities was due to payments of our outstanding debt, fees associated with our initial public offering and the purchase of treasury shares offset by proceeds from option exercises. For 2000 and 1999, the net cash provided by financing activities consisted primarily of proceeds from the issuance of our capital stock.

     At the end of 2001, we agreed to purchase approximately $2.3 million of excess inventory components from our contract manufacturer. The components represent non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to the manufacturer. We also have material commitments in obligations under our real estate lease agreements.

     As of December 31, 2001, our principal source of liquidity consisted of $77.2 million in cash, cash equivalents and marketable securities. As announced on February 5, 2002, our board of directors approved a resolution to liquidate our company and distribute the remaining net assets to our stockholders. We believe the funds available are more than adequate to satisfy our remaining obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. This accounting standard was effective for business combinations initiated after June 30, 2001, for which we had none.

     In June, 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and certain intangible assets be separately disclosed and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. We will adopt this Statement beginning January 1, 2002 and do not believe it will have a material impact upon the financial statements.

     In June 2001, the FASB issued SFAS No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not believe this statement will have a material impact upon the financial statements.

     In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Effects of a Disposal of a Segment of a Business.” This statements provides a single accounting model for impairment of long-lived assets. We will adopt this Statement beginning January 1, 2002 and do not believe it will have a material impact upon the financial statements.

ITEM  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2001, we had investments in marketable securities of $40.9 million. Of the total, $38.4 million of these securities consisted of highly liquid investments that had remaining maturities of less than 365 days at December 31, 2001. The remaining $2.5 million of these securities had maturities of greater than twelve months but less than 18 months at December 31, 2001. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from the December 31, 2001 rates would not cause a material change in the fair value of these short-term investments. We have the ability to hold these investments until maturity, and therefore we do not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income.

     As of December 31, 2001, we did not own any equity investments. Therefore, we did not have any material equity price risk.

     Substantially all of our revenue was realized in U.S. dollars. In addition, we do not maintain significant asset or cash account balances in currencies other than the United States dollar. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

     Financial Statements meeting the requirements of Regulation S-X are set forth beginning at page F-1. The Company is not subject to the provisions of Item 302 of Regulation S-K concerning supplementary financial data.

Item 9.  Changes In and Disagreements with Accountants, on Accounting and Financial Disclosure

     Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth information regarding our executive officers and directors.

Name	Age	Position

Asghar D. Mostafa	42	Chairman, President and Chief Executive Officer
Harry J. D’Andrea	45	Chief Financial Officer
Sherry L. Rhodes	46	Vice President, General Counsel and Secretary
Gary L. Wingo	51	Senior Executive Vice President, Worldwide Sales
Robert Ted Enloe, III(1)	63	Director
Richard H. Kimball(1)	45	Director
Arthur J. Marks(1)(2)	57	Director
Edward W. Scott(2)	39	Director
John W. Seazholtz(2)	65	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

     Asghar D. Mostafa has served as our President, Chief Executive Officer and Chairman of our board of directors since our inception. Prior to co-founding our company, Mr. Mostafa served as Vice President and general manager of 3Com Corporation’s Broadband Access Communications Division from August 1995 to August 1997. From February 1990 to May 1995, Mr. Mostafa was the founder, President, and Chief Executive Officer of ISDN Systems Corporation. Previously, he was Vice President of Product Development for the telecommunications division of Data General Corporation as well as co-founder and director of engineering for International Communications, Inc., a developer of T1 multiplexers. Mr. Mostafa’s employment as an executive officer of our company will terminate on April 20, 2002.

     Harry J. D’Andrea has served as our Chief Financial Officer since June 1999. Prior to joining our company, Mr. D’Andrea served as Chief Financial Officer for Call Technologies, Inc. from 1998 to June 1999. He was also Chief Financial Officer of Yurie Systems, Inc. (acquired by Lucent Technologies) from 1997 to 1998 and Chief Financial Officer of American Communications Services, Inc. (now e.spire Communications) in 1996. From 1993 to 1995, Mr. D’Andrea served as Executive Vice President, Chief Financial Officer and Treasurer at Caterair International Corporation. He has also held senior management positions at Marriott Corporation. Mr. D’Andrea serven executive officer of our company will terminate on April 6, 2002.

     Sherry L. Rhodes has served as our Vice President, General Counsel since March 2001. Prior to joining our company, Ms. Rhodes served as Vice President, General Counsel for Commerce One Global Services (formerly, AppNet, Inc.) from March 2000. She was Vice President, General Counsel of BioReliance Corporation from

December 1997 to March 2000, and Vice President, General Counsel of I-NET, Inc. from October 1994 until December 1997. Ms. Rhodes’ employment as an executive officer of our company will terminate on April 6, 2002.

     Gary L. Wingo has served as our Senior Executive Vice President — Worldwide Sales since July 2001. Prior to joining our company, Mr. Wingo served as group vice president for Nortel Networks, where he served as group vice president. Prior to that, Mr. Wingo held positions as Nortel’s major account vice president for Sprint, vice president for carrier networks and vice president for alternative access. Mr. Wingo has also worked as vice president of sales for OKI Telecom. Mr. Wingo’s employment as an executive officer of our company will terminate on April 6, 2002.

     Robert Ted Enloe, III has served as a director of our company since June 2000. Mr. Enloe has been managing partner of Balquita Partners, Ltd., a real estate and securities investment partnership, since 1996. Mr. Enloe served as Vice Chairman and a member of the Office of the Chief Executive of Compaq Computer Corporation from April to July 1999. From 1975 to 1996 he was president, and from 1992 to 1996 Chief Executive Officer, of Liberté Investors, Inc. Mr. Enloe is also a director of Leggett & Platt, Inc.

     Richard H. Kimball has served as a director of our company since September 1999. Mr. Kimball is a Managing General Partner of Technology Crossover Ventures, a venture capital firm he co-founded in 1995. Prior to that, Mr. Kimball spent over ten years at Montgomery Securities serving as a securities analyst and Managing Director. He is currently on the board of directors of Vastera, Inc.

     Arthur J. Marks has served as a director of our company since September 1999. Mr. Marks is currently a general partner of Valhalla Partners, a private equity fund. From June 1984 to June 2001, Mr. Marks was a general partner of New Enterprise Associates, a private equity fund that invests in early stage companies in information technology and medical and life sciences. Mr. Marks serves on the board of directors of Progress Software, TalkAmerica, Mobius Management Systems and several private companies.

     Edward W. Scott has served as a director of our company since August 1998. Since March 1996, Mr. Scott has been a co-founder and general partner of Baker Communications Fund, L.P., a private equity fund that invests exclusively in communications equipment, services and application providers. Prior to co-founding Baker Communications, from December 1990 to March 1996 Mr. Scott was a private equity investor with the Apollo Investment Fund, L.P.

     John W. Seazholtz has served as a director of our company since April 1998. Since May 2000, Mr. Seazholtz has been Chairman of the board of directors of Westell Technologies, Inc. From May 1998 to April 2000, Mr. Seazholtz was the President and CEO of Telesoft America, Inc. (a subsidiary of Telesoft spa). Prior to Telesoft, he was the Chief Technology Officer for Bell Atlantic Corporation from 1984 to April 1998. Mr. Seazholtz has also worked at New Jersey Bell, Bell Telephone Laboratories and AT&T. Mr. Seazholtz also serves on the board of directors of Odetics, Inc.

     Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers, and anyone who owns more than 10% of our common stock, file with the Securities and Exchange Commission reports of initial ownership and reports of changes in ownership of our common stock, and to furnish us with copies of those reports. Based solely on a review of the reports furnished to us, we believe that our directors, executive officers, and 10% stockholders complied with all filing requirements applicable to them with respect to transactions during 2001 except as follows: a report on Form 4 reporting the acquisition of 91,000 shares of our common stock held by John W. Seazholtz was not timely filed with the SEC, as the required report was filed with the SEC on August 15, 2001; a report on Form 5 reporting the option grant for 40,000 shares of our common stock on April 12, 2001 held by Harry J. D’Andrea was not timely filed with the SEC, as the required report was filed with the SEC on March 11, 2002; a report on Form 5 reporting the option grant for 30,000 shares of our common stock on April 12, 2001 held by Lawrence Kraft was not timely filed with the SEC, as the required report was filed with the SEC on March 8, 2002; a report on Form 5 reporting the option grant for 60,000 shares of our common stock on April 12, 2001 held by Asghar D. Mostafa was not timely filed with the SEC, as the required report was filed with the SEC on March 8, 2002; a report on Form 5 reporting the option grant for 30,000 shares of our common stock on April 12, 2001 held by Sherry L. Rhodes was not timely filed with the SEC, as the required report was filed with the SEC on March 8, 2002; and a report on Form 5 reporting the option grant for 30,000 shares of our common stock on April 12, 2001 held by Jeffrey Range was not timely filed with the SEC, as the required report was filed with the SEC on March 8, 2002.

Item 11.  Executive Compensation

     Summary Compensation Table

     The table below sets forth, for the fiscal year ended December 31, 2001, the compensation earned by:

•	our chief executive officer; and

•	our next four most highly compensated executive officers, collectively referred to below as the named executive officers.

     In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table below does not include medical, group life or other benefits which are available to all of our salaried employees, and perquisites and other benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the person’s salary and bonus shown in the table. In the table below, columns required by the regulations of the Securities and Exchange Commission have been omitted where no information was required to be disclosed under those columns.

						Long-term
						Compensation
		Annual Compensation				Awards

					Other	Underlying
					Annual	Securities	All Other
	Year	Salary	Bonus		Compensation	Underlying Options	Compensation

Asghar D. Mostafa(1)	2001	$200,000	$—		—	60,000	—
President and Chief	2000	208,333	—		—	—	—
Executive Officer	1999	164,583	—		—	—	—
Jeffrey M. Range(2)	2001	180,000	—		—	30,000	—
Vice President —	2000	166,385	50,000		—	120,000	—
Worldwide Operations	1999	—	—		—	—	—
Harry J. D’Andrea(3)	2001	175,667	—		—	40,000	—
Chief Financial Officer	2000	162,917	50,000		—	20,000	—
	1999	73,365	—		—	—	—
Gary L. Wingo (4)	2001	133,077	250,000	(6)	65,102 (5)	1,000,000
Vice President — Sales	2000	—	—		—	—	—
	1999	—	—		—	—	—
Sherry L. Rhodes (7)	2001	183,333	—		—	180,000	—
Vice President,	2000	—	—		—	—	—
General Counsel	1999	—	—		—	—	—

(1)	Mr. Mostafa’s employment as an executive officer of our company will terminate on April 20, 2002.

(2)	Mr. Range resigned as an executive officer of our company effective February 1, 2002.

(3)	Mr. D’Andrea’s employment as an executive officer of our company will terminate on April 6, 2002.

(4)	Mr. Wingo’s employment as an executive officer of our company will terminate on April 6, 2002.

(5)	Represents reimbursement of an amount that, after taxes, was sufficient to cover temporary living expenses.

(6)	Represents a one-time signing bonus of $150,000, plus $100,000 of his annual bonus.

(7)	Ms. Rhodes’ employment as an executive officer of our company will terminate on April 6, 2002.

     Option Grants in Last Fiscal Year

     The following table sets forth information with respect to stock options granted by us to the named executive officers during the fiscal year ended December 31, 2001. All of these options granted by us were granted under the 2000 Stock Incentive Plan and have a term of 10 years, subject to earlier termination in the event the optionee’s services to our company cease. During fiscal year 2001, we granted options to purchase a total of 4,114,500 shares of common stock under our 2000 Stock Incentive Plan.

	Individual Grants				Potential Realizable
					Value at Assumed
		% of Total			Annual Rates of
	Number of	Options/SARs			Stock Price
	Securities	Granted To			Appreciation for
	Underlying	Employees in	Exercise or		Option Term (1)
	Options/SARs	Fiscal	Base Price	Expiration
	Granted (#)	Year	($/sh)	Date	5% ($)	10% ($)

Asghar D. Mostafa(2)	60,000	1.5%	$3.15	4/12/11	—	—
Jeffrey M. Range(3)	30,000 (4)	0.7	3.15	4/12/11	—	—
Harry J. D’Andrea(5)	40,000	1.0	3.15	4/12/11	—	—
Gary L. Wingo(6)	1,000,000	24.3	1.22	7/23/11	—	—
Sherry L. Rhodes(7)	150,000	3.6	5.19	3/1/11	—	—
	30,000	1.5	3.15	4/12/11	—	—

(1)	For the purposes of this calculation, value is based upon the difference between the exercise price and $1.12 per share, the closing price of our common stock on December 31, 2001, as reported by the Nasdaq Stock Market.

(2)	Mr. Mostafa’s employment as an executive officer of our company will terminate on April 20, 2002.

(3)	Mr. Range resigned as an executive officer of our company effective February 1, 2002.

(4)	On February 1, 2002, 20,000 options were canceled.

(5)	Mr. D’Andrea’s employment as an executive officer of our company will terminate on April 6, 2002.

(6)	Mr. Wingo’s employment as an executive officer of our company will terminate on April 6, 2002.

(7)	Ms. Rhodes’ employment as an executive officer of our company will terminate on April 6, 2002.

     Fiscal Year-End Option Values

     The following table sets forth for each of the named executive officers the number and value of securities underlying unexercised stock options that were held by the named executive officer as of December 31, 2001. No stock options were exercised by any named executive officers during 2001.

	Number of Securities				Value of Unexercised
	Underlying Unexercised Options				In-the-Money Options
	at December 31, 2001				at December 31, 2001 (1)

	Exercisable		Unexercisable		Exercisable	Unexercisable

Asghar D. Mostafa(2)	20,000		40,000		—	—
Jeffrey M. Range(3)	62,500	(4)	87,500	(5)	—	—
Harry J. D’Andrea(6)	120,833		139,167		—	—
Gary L. Wingo(7)	—		1,000,000		—	—
Sherry L. Rhodes(8)	10,000		170,000		—	—

(1)	For the purposes of this calculation, value is based upon the difference between the exercise price and $1.12 per share, the closing price of our common stock on December 31, 2001, as reported by the Nasdaq Stock Market.

(2)	Mr. Mostafa’s employment as an executive officer of our company will terminate on April 20, 2002.

(3)	Mr. Range resigned as an executive officer of our company effective February 1, 2002.

(4)	On February 1, 2002, 51,250 options were canceled.

(5)	On February 1, 2002, 87,500 options were canceled.

(6)	Mr. D’Andrea’s employment as an executive officer of our company will terminate on April 6, 2002.

(7)	Mr. Wingo’s employment as an executive officer of our company will terminate on April 6, 2002.

(8)	Ms. Rhodes’ employment as an executive officer of our company will terminate on April 6, 2002.

     Compensation of Directors

     Directors currently do not receive cash compensation from us for their services as members of our board of directors, although we are authorized to pay members for attendance at meetings or a salary in addition to reimbursement for expenses in connection with attendance at meetings. We have granted options to some of our directors in the past, and we may continue to do so in the future.

     Robert Ted Enloe, III, Arthur J. Marks and Asghar D. Mostafa have been appointed as a committee of our board of directors to act on behalf of our board of directors in implementing the plan of complete liquidation and dissolution and otherwise reviewing, evaluating, negotiating and recommending to the board of directors what action should be taken with respect to the liquidation and dissolution of our business. Mr. Enloe and Mr. Marks, as non-employee members of this committee will receive $3,500 per day for their services as non-employee members of this committee. Each member of this committee will be reimbursed for all reasonable expenses or costs incurred by him during his service as a member of this committee.

     Employment Agreements

     Asghar D. Mostafa. On August 31, 1998, we entered into an executive employment agreement with Mr. Mostafa, our Chief Executive Officer and President and Chairman of our board of directors. Pursuant to our board of directors’ decision on February 4, 2002 to liquidate and wind down our operations, Mr. Mostafa’s employment as an executive officer of our company will terminate effective April 20, 2002. Under the employment agreement, Mr. Mostafa is entitled to a severance payment to be paid in 24 equal monthly installments in an amount equal to:

•	three years of his base salary at the time of termination, assuming minimum increases;

•	two times the average aggregate bonuses previously paid to him pursuant to his employment agreement; and

•	any deferred compensation or accrued vacation time.

     Other Named Executive Officers. We have entered into key employee employment agreements with each of Harry J. D’Andrea, Sherry L. Rhodes, and Jeffrey M. Range under which these officers are entitled to annual base salaries of $187,000, $220,000, and $180,000, respectively. Pursuant to our board of directors’ decision on

February 4, 2002 to liquidate and wind down our operations, Mr. D’Andrea and Ms. Rhodes will be terminated as executive officers of our company on April 6, 2002. Under their key employee employment agreements, Mr. D’Andrea and Ms. Rhodes are each entitled to one year’s salary. Mr. Range resigned as an executive officer of our company effective February 1, 2002.

     On July 23, 2001, we entered into an employment agreement with Gary L. Wingo, our Senior Vice President, Worldwide Sales. Under his employment agreement, Mr. Wingo is entitled to an annual base salary of $300,000. Pursuant to our board of directors’ decision on February 4, 2002 to liquidate and wind down our operations, Mr. Wingo will be terminated as an executive officer of our company effective April 6, 2002. Under his employment agreement, Mr. Wingo is entitled to a lump sum equal to two times his base salary for the calendar year prior to termination within thirty days after the date of termination.

     The table below sets forth information relating to our officers or directors who are parties to agreements with us providing for the payment to them of severance in the amounts specified in the event of a change of control or the liquidation, dissolution or winding up of our business.

	Months in
Name and Position	Severance Period	Total Severance Payment

Asghar D. Mostafa(1) President and Chief Executive Officer	36	$600,000
Gary L. Wingo(2) Vice President — Sales	24	600,000
Sherry L. Rhodes(3) Vice President and General Counsel	12	220,000
Harry J. D’Andrea(4) Chief Financial Officer	12	187,000

(1)	Mr. Mostafa’s employment as an executive officer of our company will terminate on April 20, 2002.

(2)	Mr. Wingo’s employment as an executive officer of our company will terminate on April 6, 2002.

(3)	Ms. Rhodes’ employment as an executive officer of our company will terminate on April 6, 2002.

(4)	Mr. D’Andrea’s employment as an executive officer of our company will terminate on April 6, 2002.

Board Report on Executive Compensation

     The Compensation Committee of our board of directors established our general compensation policies, our compensation plans and the specific compensation levels for senior executives, including our chief executive officer. The Compensation Committee discussed our compensation policies and established the specific compensation levels for our senior executives, including our chief executive officer.

     Compensation Philosophy and Review

     The primary objectives of our executive compensation policies included the following:

•	to attract, motivate, and retain talented employees and executives;

•	to maintain compensation levels that are consistent with our financial objectives and operating performance;

•	to compensate competitively with the practices of similarly situated technology companies; and

•	to create management incentives designed to enhance stockholder value.

     Compensation of Executive Officers

     Our executive compensation consisted primarily of base salary, health insurance and similar benefits, annual cash bonuses, and the award of stock options. We had employment agreements with our named executive officers. Each of these agreements entitled the executive to a specified base salary, a bonus as determined by our Board, and a competitive award of stock options vesting over time. The compensation of executives covered by employment agreements was reviewed on an annual basis.

     Chief Executive Officer Compensation

     In establishing the salary for Mr. Mostafa, our Chief Executive Officer and President, our board of directors relied on the strong belief that Mr. Mostafa significantly and directly influenced our overall performance. Accordingly, our board of directors sought to achieve the following objectives:

•	establish a base salary competitive with that paid of other chief executive officers of high growth companies in the peer group;

•	reward Mr. Mostafa for corporate performance in connection with his contribution to us; and

•	reward Mr. Mostafa for corporate performance for the prior fiscal year.

Based on these factors, in 2001 our board of directors set Mr. Mostafa’s salary at $200,000.

     Cash Based Incentive Compensation

     Cash bonuses were awarded on a discretionary basis to executive officers on the basis of their success in achieving designated individual goals and our success in achieving specific company-wide goals, such as customer satisfaction, revenue growth and earnings growth.

     Long-Term Incentive Plans

     Our board of directors believed that granting stock options to executive officers was critical to the our success. These awards played a vital role in attracting, retaining and rewarding our executive officers. Our board of directors believed that options were also important in motivating executive officers to achieve our goals.

     Each executive officer was eligible to receive stock options under the 2000 Stock Incentive Plan. Our board of directors generally awarded stock options to each executive officer when he or she joined us. Thereafter, our board of directors, in its discretion, made periodic grants to reward or retain executive officers and to provide incentives for future performance. Although executive officers may have received stock options based on our financial performance, as well as on his or her individual performance, there was no established formula or criteria for grants under the Plan, and options could have been granted on a subjective basis at intervals determined by our board of directors.

     Policy on Deductibility of Compensation

     Section 162(m) of the Internal Revenue Code disallows the deduction of compensation by a company to its Chief Executive Officer and any of its four most highly compensated executive officers that is in excess of $1 million. Compensation that is considered “performance-based” is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by the stockholders.

Compensation Committee
Arthur J. Marks
Edward W. Scott
John W. Seazholtz

     Compensation Committee Interlocks and Insider Participation

     None of the members of our Compensation Committee were officers or employees of ours at any time since our formation. No member of our Compensation Committee served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our board of directors or Compensation Committee

     Stock Performance Graph

     The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period from our initial public offering through December 31, 2001, with the cumulative total return on the S&P 500 Index and the Nasdaq Telecommunications Index. The comparison assumes $100 was invested on October 4, 2000 (the date of our initial public offering) in our common stock and in each of the indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Comparison of Cumulative Total Return*
(Among Advanced Switching Communications, Inc., Nasdaq Composite Index and
Nasdaq Telecommunications Index)

	10/4/2000	12/31/2000	3/30/2001	6/29/2001	9/28/2001	12/31/2001

ASCX	100	27.083333	16.66667	16.11111	2.666667	6.2222222
NASDAQ Composite Index	100	71.153481	53.00135	62.22574	43.16696	56.173497
NASDAQ Telecommunications Index	100	66.164125	46.83913	44.42636	28.99606	33.783051

*      Assumes $100 invested on October 4, 2000, the effective date of our initial public offering, in stock and index — including reinvestment of dividends.

     Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate other filings with the Securities and Exchange Commission, including this annual report on Form 10-K, in whole or in part, the Compensation Committee Report on Executive Compensation and the Stock Price Performance Graph shall not be deemed incorporated by reference into any such filings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

STOCK OWNERSHIP

     The following table presents information, as of February 28, 2002, with respect to the beneficial ownership of our common stock by:

•	each person who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers (as defined in the Securities Act of 1933, as amended); and

•	all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table, each stockholder’s address is 8330 Boone Boulevard, Eighth Floor, Vienna, Virginia 22182, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. The percentage of shares beneficially owned are based on 42,808,568 shares of common stock outstanding as of February 28, 2002. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 28, 2002 are deemed to be outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. The shares subject to options or warrants held by a person are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Entries denoted by an asterisk represent amounts less than 1%.

	NUMBER OF	PERCENTAGE OF
	SHARES	SHARES
	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OWNED	OWNED

Baker Communications Fund, L.P. (1)	10,891,528	25.4%
Edward W. Scott (1)	10,891,528	25.4%
Asghar D. Mostafa (2) (3)	10,651,835	24.9%
Entities Affiliated with Technology Crossover Ventures (4)	3,177,920	7.4%
Richard H. Kimball (4)	3,177,920	7.4%
Arthur J. Marks (5)	—	*
John W. Seazholtz (6)	228,943	*
Robert Ted Enloe (7)	105,578	*
Harry J. D’Andrea (8) (9)	132,167	*
Jeffrey M. Range (10) (11)	16,750	*
Gary L. Wingo (12)	—	*
Sherry L. Rhodes (13) (14)	55,625	*
Directors and Officers as a group (11 persons) (15)	25,260,246	59.0%

(1)	Represents shares held by Baker Communications Fund, L.P. Baker Capital Corp. is the general partner of Baker Communications Fund, L.P. Edward W. Scott, a member of our board of directors, is a member of Baker Capital Corp. Mr. Scott disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. The following natural persons jointly, but not individually, exercise voting and/or dispositive power with respect to the shares held by Baker Communications Fund, L.P.: John C. Baker; Ashley Leeds; Edward W. Scott and Henry G. Baker. The address for Baker Communications Fund, L.P. and Mr. Scott is c/o Baker Capital Corp., 540 Madison Avenue, New York, New York 10022.

(2)	Includes 8,000,000 shares owned by Mostafa Investments Limited Partnership, an investment partnership controlled by Asghar D. Mostafa, and 2,621,835 shares owned by Mostafa Ventures Fund, LLC, an investment limited liability company controlled by Asghar D. Mostafa. The shares owned by Mr. Mostafa include 30,000 shares issuable upon the exercise of options granted under our stock option plans. Excludes shares owned by Mr. Mostafa’s brother, Iraj Mostafa, an employee of ours through April 6, 2002.

(3)	Mr. Mostafa’s employment as an executive officer of our company will terminate on April 20, 2002.

(4)	Consists of 2,913,305 shares held by TCV III (Q), L.P., 23,075 shares held by TCV III (GP), 109,610 shares held by TCV III, L.P., and 131,930 shares held by TCV III Strategic Partners, L.P. (collectively, the “TCV Funds”). Mr. Kimball, a member of our board of directors, is a Managing Member of Technology Crossover Management III, L.L.C. which is the General Partner of each of the TCV Funds. Mr. Kimball disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address for each of these persons and entities is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(5)	The address of Mr. Marks is 10836 Pleasant Hill Drive, Potomac, Maryland 20854.

(6)	The address of Mr. Seazholtz is 399 Princeton Avenue, Brick, New Jersey 08724.

(7)	Consists of 69,078 shares held by Balquita Partners, Ltd., a limited partnership controlled by Mr. Enloe, 500 shares owned by Mr. Enloe, and 11,000 shares owned by the Enloe Descendants Trust, a trust of which Mr. Enloe is Trustee. The shares owned by Mr. Enloe include 25,000 shares issuable upon the exercise of options granted under our stock option plans. The address for Balquita Partners, Ltd., Mr. Enloe and the Enloe Descendants Trust is c/o Balquita Partners, Ltd., 3102 Maple Avenue, Suite 200, Dallas, Texas 75201.

(8)	Includes 129,167 shares issuable upon the exercise of options granted under our stock option plans. Includes 2,000 shares held by other investors over which Mr. D'Andrea exercises voting power pursuant to powers of attorney.

(9)	Mr. D’Andrea’s employment as an executive officer of our company will terminate on April 6, 2002.

(10)	Includes 11,250 shares issuable upon the exercise of options granted under our stock option plans.

(11)	Mr. Range resigned as an executive officer of our company effective as of February 1, 2002.

(12)	Mr. Wingo’s employment as an executive officer of our company will terminate on April 6, 2002.

(13)	Includes 55,625 shares issuable upon the exercise of options granted under our stock option plans.

(14)	Ms. Rhodes’ employment as an executive officer of our company will terminate on April 6, 2002.

(15)	Includes 391,042 shares issuable upon the exercise of options granted under our stock option plans.

Item 13.  Certain Relationships and Related Transactions

     In the fiscal year ended December 31, 2001, the Company sold an aggregate of approximately $160,000 of its products to Broadview Networks. Edward W. Scott, a member of our board of directors, is a member of Baker Capital Corp., which is the general partner of Baker Communications Fund, L.P. Baker Communications Fund, L.P. owns more than 10% of the outstanding stock of Broadview Networks.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this Form 10-K:

(1) Financial Statements:

The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this report.

(2) Financial Statement Schedules:

Valuation and Qualifying Accounts

(3) Exhibits:

     The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

(b)  Reports on Form 8-K

No such reports were filed during the three months ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vienna, Commonwealth of Virginia, on this 18th day of March, 2002.

ADVANCED SWITCHING COMMUNICATIONS, INC

By:	/s/ Harry J. D’Andrea Harry J. D’Andrea Vice-President, Chief Financial Officer (Principal Financial and Accounting Officer)

     We, the undersigned officers and directors of Advanced Switching Communications, Inc. hereby severally constitute Asghar D. Mostafa and Harry J. D’Andrea, and each of them individually, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, this report on Form 10-K filed herewith and any and all subsequent amendments to said report, and generally to do all such things in our names and behalf in our capacities as officers and directors to enable Advanced Switching Communications, Inc. to comply with all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by said attorneys, or any of them, to said report and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Asghar D. Mostafa	President, Chief Executive Officer
Asghar D. Mostafa	and Director (Principal Executive Officer)	March 18, 2002

/s/ Harry J. D’Andrea	Chief Financial Officer (Principal Financial
Harry J. D’Andrea	and Accounting Officer)	March 18, 2002

/s/ Robert Ted Enloe, III
Robert Ted Enloe, III	Director	March 18, 2002

/s/ Richard H. Kimball
Richard H. Kimball	Director	March 18, 2002

/s/ Arthur J. Marks
Arthur J. Marks	Director	March 18, 2002

/s/ Edward W. Scott
Edward W. Scott	Director	March 18, 2002

/s/ John W. Seazholtz
John W. Seazholtz	Director	March 18, 2002

ADVANCED SWITCHING COMMUNICATIONS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Advanced Switching Communications, Inc.
McLean, Virginia

     We have audited the accompanying consolidated balance sheets of Advanced Switching Communications, Incorporated (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index of Item 14. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Switching Communications, Incorporated as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 14 to the consolidated financial statements, on February 5, 2002, the Company’s Board of Directors adopted a complete plan of liquidation and dissolution, which is subject to the approval of the Company’s stockholders. The consolidated financial statements and consolidated financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 13, 2002

ADVANCED SWITCHING COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(in thousands)
	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$36,848	$100,609
Marketable securities	38,403	11,916
Accounts receivable, net	1,167	8,225
Inventory	987	6,937
Other current assets	690	2,276

Total current assets	78,095	129,963

Property, plant and equipment, net	1,250	5,305
Marketable securities	2,542	—
Other assets	1,055	2,080

Total assets	$82,942	$137,348

Current liabilities:
Accounts payable	$1,011	$5,383
Accrued loss on purchase commitments	2,265	—
Accrued compensation and related benefits	891	1,243
Accrued severance costs	394	—
Accrued warranty costs	1,366	1,118
Other accrued liabilities	475	820
Accrued loss on lease obligations, current	1,193	—
Current portion of debt	2	96

Total current liabilities	7,597	8,660

Accrued loss on lease obligations, long-term	1,067	—
Deferred rent	—	85
Long-term debt	3	5

Total liabilities	8,667	8,750

Stockholders’ equity:
Common stock $0.0025 par value; 250,000 authorized; 42,419 and 42,236 outstanding at December 31, 2001 and 2000, respectively	107	107
Preferred stock $0.01 par value; 10,000 authorized; none issued or outstanding at December 31, 2001 and 2000, respectively	—	—
Treasury stock 515 and 490 shares at cost as of December 31, 2001 and 2000, respectively	(273)	(200)
Additional paid-in capital	164,940	168,121
Retained deficit	(87,364)	(30,977)
Accumulated comprehensive gain	15	8
Deferred compensation	(3,150)	(8,461)

Total stockholders’ equity	74,275	128,598

Total liabilities & stockholders’ equity	$82,942	$137,348

     The accompanying notes are an integral part of the consolidated financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,

	2001	2000	1999

Revenue	$15,512	$37,381	$4,278
Cost of revenue	29,803	24,890	2,839

Gross profit (loss)	(14,291)	12,491	1,439

Operating expenses:
Research and development, excluding stock compensation amortization amounts(1)	18,286	12,510	6,718
Sales and marketing, excluding stock compensation amortization amounts(1)	10,922	12,821	3,209
General and administrative, excluding stock compensation amortization amounts(1)	7,590	3,006	1,251
Impairment of long-lived assets	6,384	—	—
Restructuring charges	1,496	—	—
Amortization of stock compensation(1)	2,028	1,760	42

Total operating expenses	46,706	30,097	11,220

Loss from operations	(60,997)	(17,606)	(9,781)
Other income, net	(4,610)	(3,173)	(452)

Net loss	(56,387)	(14,433)	(9,329)
Accretion of transaction costs and accrued dividends on redeemable convertible preferred stock	—	(4,182)	(2,589)

Net loss applicable to common shareholders	$(56,387)	$(18,615)	$(11,918)

Basic and diluted net loss per share	$(1.33)	$(1.01)	$(1.01)

Weighted average shares used in computing net loss per share	42,357	18,515	11,789

___________

(1) Amortization of stock compensation amounts:
Research and development	$1,060	$786	$5
Sales and marketing	785	779	35
General and administrative	183	195	2

	$2,028	$1,760	$42

     The accompanying notes are an integral part of the consolidated financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(IN THOUSANDS)

	COMMON STOCK		ADDITIONAL				ACCUMULATED	STOCKHOLDERS'
			PAID-IN	TREASURY	ACCUMULATED	DEFERRED	COMPREHENSIVE	EQUITY
	SHARES	AMOUNT	CAPITAL	STOCK	DEFICIT	COMPENSATION	GAIN (LOSS)	(DEFICIT)

Balance, January 1, 1999	11,960	$30	$—	$	$(5,542)	$—	$34	$(5,478)
Shares repurchased	—	—	—	(200)	—	—	—	(200)
Options granted for consulting services	—	—	47	—	—	—	—	47
Gain on sale of securities	—	—	—	—	—	—	(34)	(34)
Options exercised	59	—	66	—	—	—	—	66
Deferred compensation expense associated with equity awards	—	—	803	—	—	(803)	—	—
Amortization of deferred compensation	—	—	—	—	—	42	—	42
Dividends accrued on redeemable, convertible preferred stock	—	—	(916)	—	(1,035)	—	—	(1,951)
Preferred stock dividend	—	—	—	—	(418)	—	—	(418)
Accretion of transaction costs on redeemable, convertible preferred stock	—	—	—	—	(220)	—	—	(220)
Net loss	—	—	—	—	(9,329)	—	—	(9,329)

Balance, December 31, 1999	12,019	30	—	(200)	(16,544)	(761)	—	(17,475)
Options exercised	418	1	992	—	—	—	—	993
Deferred compensation expense associated with equity awards	—	—	9,460	—	—	(9,460)	—	—
Amortization of deferred compensation	—	—	—	—	—	1,760	—	1,760
Issuance of warrants	—	—	3,063	—	—	—	—	3,063
Dividends accrued on redeemable, convertible preferred stock	—	—	(3,433)	—	—	—	—	(3,433)
Accretion of transaction costs and beneficial conversion feature on redeemable, convertible preferred stock	—	—	(751)	—	—	—	—	(751)
Issuance of common stock in initial public offering	7,188	18	98,649	—	—	—	—	98,667
Conversion of preferred stock to common stock	23,101	58	60,141	—	—	—	—	60,199
Unrealized gain on securities	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	(14,433)	—	—	(14,433)

Balance, December 31, 2000	42,726	107	168,121	(200)	(30,977)	(8,461)	8	128,598
Shares issued	208	—	292	—	—	—	—	292
Costs of initial public offering	—	—	(190)	—	—	—	—	(190)
Repurchase of shares for treasury	—	—	—	(73)	—	—	—	(73)
Amortization of deferred compensation	—	—	—	—	—	2,028	—	2,028
Termination of deferred compensation awards	—	—	(3,283)	—	—	3,283	—	—
Unrealized loss on securities	—	—	—	—	—	—	(5)	(5)
Currency translation gain	—	—	—	—	—	—	12	12
Net loss	—	—	—	—	(56,387)	—	—	(56,387)

Balance, December 31, 2001	42,934	$107	$164,940	$(273)	$(87,364)	$(3,150)	$15	$74,275

     The accompanying notes are an integral part of the consolidated financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

(in thousands)
OPERATING ACTIVITIES:
Net loss	$(56,387)	$(14,433)	$(9,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Writeoff of inventory and capitalized software costs	20,050	—	—
Realized gain on marketable securities	(164)	(466)	(34)
Depreciation and amortization	3,106	1,545	657
Impairment of long-lived assets	6,384	—	—
Amortization of stock compensation	2,028	1,760	42
Warrant issuance costs	—	3,063	—
Bad debt expense	1,674	795	—
Deferred rent	(85)	45	40
Accrued loss on lease obligations	2,260	—	—
Consulting expense related to stock options	—	—	46
Changes in operating assets and liabilities:
Accounts receivable	5,384	(6,904)	(2,116)
Inventory	(10,036)	(4,849)	(2,081)
Other current assets	(213)	(908)	(1,339)
Other assets	1,025	(1,061)	(1,018)
Accounts payable	(4,372)	3,200	1,635
Accrued liabilities	(55)	2,045	833

Net cash used in operating activities	(29,401)	(16,168)	(12,664)

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,428)	(4,752)	(1,266)
Proceeds from sales of marketable securities	75,215	22,684	3,481
Purchases of marketable securities	(104,080)	(34,134)	—

Net cash (used in) provided by investing activities	(34,293)	(16,202)	2,215

FINANCING ACTIVITIES:
Net proceeds (payments) from issuance of common stock	(190)	98,667	—
Proceeds from issuance of preferred stock	—	500	42,336
Proceeds from exercise of stock options	292	993	66
Principal payments on debt	(96)	(193)	(191)
Repurchase of treasury shares	(73)	—	(200)

Net cash (used in) provided by financing activities	(67)	99,967	42,011

Net (decrease) increase in cash and cash equivalents	(63,761)	67,597	31,562
Cash and cash equivalents, beginning of year	100,609	33,012	1,449

Cash and cash equivalents, end of year	$36,848	$100,609	$33,011

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$4	$24	$86

     The accompanying notes are an integral part of the consolidated financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended December 31,

	2001	2000	1999

Net loss	$(56,387)	$(14,433)	$(9,329)
Currency translation gain	12	—	—
Unrealized gain (loss) on marketable securities	(5)	8	(34)

Comprehensive loss	$(56,380)	$(14,425)	$(9,363)

     The accompanying notes are an integral part of the consolidated financial statements.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     The Company was incorporated in the state of Delaware in September 1997. The Company provided next-generation broadband access platforms to telecommunications service providers. ASC’s products enabled its customers to transmit voice, data and multimedia traffic more rapidly and cost-effectively while preserving their investments in existing communications systems. Through December 31, 1999, the Company principally marketed its products in the United States. The Company shipped its first product in March 1999.

     On February 5, 2002, subsequent to its year-end, ASC announced that it had ceased its operations and plans to liquidate in order to distribute the remaining net assets to its shareholders. See also Note 14 to the financial statements.

Principles of Consolidation

     The consolidated financial statements include the statements of Advanced Switching Communications, Inc. and its wholly-owned subsidiary in Hong Kong (collectively “ASC” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     At December 31, 2001, the Company held U.S. mortgage-backed and corporate debt securities with an amortized cost of $40,942,000 and a fair value of $40,945,000, resulting in an unrealized holding gain of $3,000. At

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2000, the Company held U.S. mortgage-backed and corporate debt securities with an amortized cost of $11,908,000 and a fair value of $11,916,000, resulting in an unrealized holding gain of $8,000.

Allowance for Doubtful Accounts

     The Company records a provision for uncollectible amounts once it has determined that the collection of a receivable is not probable. Total accounts receivable at December 31, 2001 were net of an allowance for doubtful accounts of $2,529,000 of which $1,674,000 was recorded as an expense in 2001. Total accounts receivable at December 31, 2000 were net of an allowance for doubtful accounts of $855,000.

Inventories

     Inventories are stated at the lower of cost (average cost basis) or market (net realizable value).

Property and Equipment

     Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method, based upon the following asset lives:

Computer and telecommunications equipment Computer software Furniture and office equipment Leasehold improvements	3 years 3 years 5-7 years Shorter of lease term or useful life of asset

Impairment of Long-Lived Assets

     The Company evaluates the potential impairment of long-lived assets based upon projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the year ended December 31, 2001, the Company determined that certain of its property and equipment were impaired and recorded a charge of $6.4 million (See Note 3).

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuations of inventory, allowance for doubtful accounts, valuation of property and equipment, warranty accruals and accrued loss on lease obligations. Future actual results could be different from these estimates.

Accounting for Stock-Based Compensation

     As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock option grants to employees and directors in

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, ASC recognizes no compensation expense for stock option grants with an exercise price equal to or greater than the fair value of the shares at the date of grant. Stock options issued to consultants of the Company are accounted for under SFAS 123, which requires an expense to be recognized using an option-pricing model.

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

Concentration of Credit Risk, Product and Significant Customers and Supplier Information

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company places its temporary cash investments in money market funds and debt instruments with high credit-quality issuers with no more than 10% of the portfolio due from any one issuer. The Company’s accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     During the year ended December 31, 2001, two customers accounted for 56% and 10% of the Company’s revenue and at December 31, 2001, these two customers had a total of $1,000 in net receivable balances outstanding. During the year ended December 31, 2000, two customers accounted for 36% and 19% of the Company’s revenue and at December 31, 2000, these two customers accounted for 0% and 64% of total trade accounts receivable. One of the significant customers in 2000 (19% of total revenue) was also a significant customer in 2001 (56% of total revenue). During the year ended December 31, 1999, two different customers accounted for 53% and 22% of the Company’s revenue and at December 31, 1999, these two customers accounted for 49% and 29% of total trade accounts receivable.

     The Company is currently dependent on one contract manufacturer and some of the key components in the Company’s product come from single or limited sources of supply. If we are unable to manufacture and ship our products on a timely basis, this could result in lost or delayed revenue or increased manufacturing costs.

Net Loss Per Share

     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares consist of incremental common shares issuable upon the exercise of stock options and warrants and, for 1999, upon conversion of Class A, B, C, D and E Convertible Preferred Stock.

     The Company has excluded all potential common shares from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented. The total number of potential common shares excluded from the calculations of diluted net loss per share was 6,648,000, 6,077,000 and 22,272,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. This accounting standard was effective for business combinations initiated after June 30, 2001, for which the Company had none.

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

     In June 2001, the FASB issued SFAS No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe this statement will have a material impact upon the financial statements.

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

2. INVENTORIES

     Inventories consisted of the following at December 31, (in thousands):

	2001	2000

Raw materials	$139	$796
Work in process	61	20
Finished goods	787	6,121

	$987	$6,937

     During the year ended December 31, 2001, the Company recorded charges of $19.1 million to reduce the inventory to market value, which was estimated to be lower than its original cost. Included in the $19.1 million writedown was $2.3 million for future purchase commitments at December 31, 2002 for inventory components to be received in 2002. These commitments were executed in order to close out remaining obligations in an agreement with our contract manufacturer. In determining the amount of the charges recorded, the Company considered its revised quarterly projections, the mix of product, the current financial stability of its potential customers, its ability to liquidate components or compete with product available in the secondary markets, the general state of the economy and the subsequent announcement of its plans to liquidate. The amount of these charges has been reflected in “Cost of Revenue” in the Statements of Operations.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, (in thousands):

	2001	2000

Computer software and equipment	$3,695	$4,189
Office equipment	2,446	2,650
Furniture and fixtures	607	857
Equipment under capital leases	8	9

	6,756	7,705
Less accumulated depreciation	(5,506)	(2,400)

Property and equipment, net	$1,250	$5,305

     During the year ended December 31, 2001, the Company’s current and projected financial position required it to review its long-lived assets for impairment. The Company’s analysis indicated that its long-lived assets were impaired and resulted in a charge of approximately $6.4 million, an amount equal to the difference between the assets estimated fair market value less costs of disposal and the then-current carrying value of the assets. This charge is shown separately in the Statements of Operations.

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $3,106,000, $1,545,000, and $657,000, respectively.

4. SOFTWARE DEVELOPMENT COSTS

     After determining its technology feasibility, the Company had purchased from a software vendor an element management system to be sold as a feature in its products. Based upon revised revenue projections at the end of the third quarter of 2001, the Company determined that the asset had been impaired and, therefore, a charge was recorded in the amount of $1.9 million to reduce the carrying amount of the asset to zero.

5. INCOME TAXES

     No provisions for income taxes have been recorded as the Company has incurred net losses since inception.

     At December 31, 2001 and 2000, the Company had approximately $78.7 and $24.3 million of federal and state net operating loss carryforwards available to offset future taxable income. The Federal and State net operating loss carryforwards begin to expire in 2012 and 2004, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

     As of December 31, 2001 and 2000, the Company had gross deferred tax assets of approximately $31.5 and $9.7 million, respectively, related primarily to net operating loss carryforwards that are available to reduce future taxable income through 2020. Management believes that, based on a number of factors including the proposed plan of liquidation announced subsequent to year-end, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. RESTRUCTURING

     In July 2001 and October 2001, the Company announced reductions-in-force in order to consolidate operating activities, streamline the internal operations, and realign the Company’s operations to a shared services model. As a result, the Company recorded restructuring and other related charges of $1.5 million, consisting of $1.45 million for severance and severance related outplacement services and $50,000 for other related restructuring charges. Employees terminated include individuals at all levels within the Company in both professional services and support functions. As of December 31, 2001, all of the employees identified in the July and October workforce reduction plans had been terminated and the Company paid approximately $1.1 million in severance and severance related costs. The remaining $0.4 million liability is expected to be paid out by February 2003.

7. LONG-TERM DEBT

     Amounts borrowed consisted of the following at December 31, (in thousands):

	2001	2000

Bank note payable, interest at prime plus 0.5% (10.0% at December 31, 2000), due in monthly installments of $2 plus interest through April 2001, collateralized by substantially all of the Company’s assets	$—	$6
Bank note payable, interest at prime plus 0.75% (10.25% at December 31, 2000), due in monthly installments of $10 plus interest through June 2001, collateralized by substantially all of the Company assets	—	88

	—	94
Amounts under capital lease (Note 6)	5	7
Less current portion	(2)	(96)

Long-term portion	$3	$5

8. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under various noncancelable operating and capital leases with various expiration dates through 2005. The terms of the facility leases provide for rental payments on a graduated scale. The facility leases for the Company’s headquarters expire in August 2002 and November 2005. The Company also leases a small office in Florida for which the lease term expires in April 2004. This lease provides for a 3% escalation on each anniversary date. In addition, the Company leased office space for sales personnel in various cities throughout the U.S. and in Hong Kong. These leases are on a month-to-month arrangement or were for a period of no longer than one year. The Company recognizes rent expense on a straight-line basis over the lease periods. Rental expense for all operating leases for the years ended December 31, 2001, 2000 and 1999 was $1,545,000, $1,132,000, and $673,000, respectively.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2001, are as follows:

		Operating
	Capital Leases	Leases

(in thousands)
2002	$2	$1,064
2003	2	680
2004	1	664
2005	—	600
Thereafter	—	—

	5	$3,008

Less current portion	(2)

Long-term portion	$3

     In connection with the lease of the Company’s headquarters, the Company was initially required to maintain $1,000,000 in an escrow account with the bank that has issued a letter of credit to the landlord. This escrow requirement terminates at the sooner of the end of the lease term or the time at which ASC has maintained a net worth in excess of $5,000,000 for 24 consecutive months. In the event that the escrow has not been reduced beforehand, the amount will be reduced to $500,000 at the end of the 48th month, which occurred at the end of 2001. The remaining escrow amount has been recorded in long-term other assets for the year ended December 31, 2001

     In connection with the leased space in Florida, the Company maintains a $60,000 letter of credit which is an account with a bank. This letter of credit will expire on April 3, 2002 at which time the Company is required to provide a security deposit in the amount of $30,000, in accordance with the terms of the lease agreement.

     In the fourth quarter of 2001, the Company recorded a charge of $2.2 million associated with excess leased office space. This charge represents the Company’s total operating commitments of $3.0 million as noted in the above table, net of estimated sublease income.

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

     In October 2001, the Company received a notice from Qwest Communications Corporation (“Qwest”) purporting to terminate the procurement agreement between the two companies. From the third quarter of 2000 through the first quarter of 2001, Qwest made equipment purchases from ASC exceeding $15 million and was the Company’s largest customer during this period. In its notice of termination, Qwest claimed that ASC had breached the procurement agreement. Since October 2001, the companies have exchanged letters. In all of its letters, the Company has refuted the claims of Qwest and reiterated our right to additional purchase orders from Qwest in excess of $10 million. In a recent letter, Qwest asserted that it had revoked its acceptance of the equipment previously purchased and requested a refund of the amounts paid. ASC has declined to pay a refund, reiterating that Qwest is not entitled to a refund. The Company intends to vigorously defend any claims asserted by Qwest.

     On February 21, 2002, subsequent to year-end, a complaint was filed in the United States District Court for the Eastern District of Virginia against us and certain of our current and former officers and directors. The plaintiffs in this action claim to own a total of 100 shares and purport to act on behalf of a class of other shareholders. The complaint alleges violations of the federal securities laws in connection with our initial public offering and subsequent public statements. Thereafter, substantially similar complaints were filed in the same court. The Company believes the claims asserted in the complaints are without merit and intend to contest these claims vigorously. However, the outcome of the suits cannot be predicted. The existence of these claims could delay the making of any distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     We recently received a letter from Dishnet, a customer which had purchased approximately $1 million worth of equipment from us. In that letter, Dishnet claimed that the equipment performed unsatisfactorily and sought compensation in the amount of $30 million in connection with damages and losses suffered as a result of the failure of the equipment to perform. We believe that we have fulfilled our obligations to Dishnet, that Dishnet’s damages claims are without merit and that Dishnet is not entitled to a refund. We do not believe that this matter will have a material impact upon the financial statements.

     At the end of 2001, we agreed to purchase approximately $2.3 million of excess inventory components from our contract manufacturer. The components represent non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to the manufacturer.

     In connection with the $2.3 million, the Company recently received a letter from Benchmark Electronics, Inc., the contract manufacturer. In its letter, Benchmark asserted that we were liable for non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to Benchmark and for costs associated with the termination of our relationship. Benchmark is seeking additional compensation in the amount of $0.9 million, but we dispute the amount of Benchmark’s claim. At this time, we cannot predict whether Benchmark will pursue this matter and, if so, how it will be resolved.

     Electronic Instrumentation & Technology, Inc., a former manufacturer of ours, recently filed a complaint in the Circuit Court of Loudoun County, Virginia. In the complaint, EIT claimed that we did not purchase certain products from EIT and that we were in breach of our purchase agreement. EIT sought compensation in the amount of $83,000, plus additional interest and attorneys fees. We dispute the amount of EIT’s claim, and we intend to contest EIT’s claim vigorously. However, the outcome of the suit cannot be predicted. The existence of EIT’s claims could delay the making of final distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

     The Company is involved in various other claims arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     There were no issuances of preferred stock during the year ended December 31, 2001. Issuances of redeemable convertible preferred stock during the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands).

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

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At the time the Company completed its initial public offering on October 10, 2000, all outstanding shares of redeemable, convertible preferred stock plus accrued dividends were converted into shares of common stock. Until then, the holders of the Redeemable Convertible Preferred Stock had various rights and preferences as follows:

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

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Beneficial Conversion

     At the time of issuance of the Class E shares, the deemed fair value of the underlying common shares was $13.00 per share. Therefore, $378,000 was initially calculated to additional paid-in capital as a presumed beneficial conversion feature. As the Class E shares were convertible at any time, the entire amount of $378,000 was immediately accreted to the Series E Convertible Redeemable Preferred Stock on June 30, 2000.

10. COMMON STOCK

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

     None of the warrants issued have been exercised.

     In October 2000, the Company completed its initial public offering of 7,187,500 shares, including the underwriters exercise of the overallotment option. The Company raised proceeds of $98.7 million, net of offering costs of $9.1 million.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCK OPTIONS

     In February 1998 and July 1998, the Company adopted the Advanced Switching Communications, Inc. 1998 and Second 1998 Nonqualified Stock Option Plans (collectively “the 1998 Plan”) to offer key employees, board members and third parties who provide valuable services to the Company the option to purchase shares of Common Stock. Under the 1998 Plan, the Company issues options to eligible participants at an exercise price determined by the Board of Directors, at the date of grant. Options vest 25% annually over a period of four years from the date of grant and expire ten years from the date of grant. Vesting may accelerate under certain circumstances including an initial public offering, change of ownership, liquidation or dissolution of the Company. Options are no longer granted under the 1998 plan. As a result of the initial public offering, 675,000 shares became fully vested.

     In December 1999, the Company adopted the Advanced Switching Communications, Inc. 1999 Nonqualified Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for option grants to employees, board members and third parties to purchase shares of Common Stock at an exercise price determined by the Board of Directors at the date of grant. Options vest 25% on the first anniversary of the grant date at which time the remaining options vest monthly over a three-year period. Options granted under the 1999 Plan expire ten years from the date of grant. Vesting may accelerate under certain circumstances such as liquidation or dissolution of the Company. The maximum number of options available for grants under the 1999 Plan was 3,198,000 at December 31, 1999. In February 2000, the board of Directors approved an increase to 4,498,000. Options are no longer granted under the 1999 plan.

     In August 2000, the Company adopted the Advanced Switching Communications, Inc. 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan provides for options grants to employees, board members and third parties to purchase shares of Common stock. The maximum number of options available for grant under this plan is 6,000,000. The 2000 Plan will be administered by a committee of non-employee directors. Options vest 25% on the first anniversary of the grant date at which time the remaining options vest monthly over a three-year period. Options granted under the 2000 Plan expire ten years from the date of grant. In the event of a change in control, or upon such other events as may be determined by the committee, the committee may provide, in its sole discretion, that each outstanding option will immediately become fully exercisable. At December 31, 2001, 2,155,000 options were available for grant under the 2000 plan. However, the Company does not intend to approve any future option grants.

The following table presents activity under the Plans (in thousands):

		Weighted Average Exercise
	Number of Shares	Price

Balance, January 1, 1999	1,651	$1.05
Options Granted	1,914	1.65
Options Exercised	(59)	1.14
Options Cancelled	(260)	1.50

Balance, December 31, 1999	3,246	$1.36
Options Granted	3,344	8.05
Options Exercised	(418)	2.38
Options Cancelled	(455)	2.07

Balance, December 31, 2000	5,717	$5.14
Options Granted	4,114	2.32
Options Exercised	(208)	1.40
Options Cancelled	(3,335)	6.89

Balance, December 31, 2001	6,288	$2.48

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 2001 (amounts in thousands, except dollars):

			Options Outstanding			Vested Options Exercisable

				Weighted
				Average	Weighted		Weighted
			Number of Shares	Remaining	Average	Number	Average
Range of Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

				(in years)
$0.4000	—	$0.4000	1,053,500	9.77	$0.4000	90,086	$0.4000
$0.6000	—	$0.6000	240,000	6.15	$0.6000	240,000	$0.6000
$0.6300	—	$0.7000	120,000	9.76	$0.6708	2,917	$0.7000
$1.0000	—	$1.5000	2,283,850	8.17	$1.2483	804,200	$1.1991
$1.5500	—	$2.0000	590,806	8.11	$1.9476	263,968	$1.9716
$2.4000	—	$3.6000	786,388	9.15	$3.0789	199,152	$3.0569
$3.7000	—	$5.1875	505,057	8.91	$4.4465	96,897	$3.9535
$5.7500	—	$7.5000	328,958	8.60	$6.9681	102,111	$6.9755
$8.9688	—	$13.0000	349,044	8.63	$10.1361	161,264	$10.0759
$15.0000	—	$16.3750	30,563	8.76	$15.0225	12,145	$15.0566

$0.4000	—	$16.3750	6,288,166	8.62	$2.4814	1,972,740	$2.6251

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

     For the year ended December 31, 2001, the Company recognized $2,028,000 of compensation expense related to the amortization of deferred compensation. No options were issued to outside consultants during the year ended December 31, 2001.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair market value at the grant dates for the awards under SFAS No. 123, the Company’s historical net loss and net loss per share for the year ended December 31, 1999 would not have changed significantly from the amounts reported based upon the fact that a charge was recorded for options whose exercise price was below the deemed fair market value of the options at the grant date. In addition, all other options granted were at prices in excess of the deemed fair market value at the grant date. For the years ended December 31, 2001 and 2000, had compensation cost been determined pursuant to SFAS No. 123, the Company’s net loss would have been as follows:

	Year Ended December 31,

	2001	2000

Net loss applicable to common shareholders:
As reported	$(54,122)	$(18,615)

Pro forma	$(58,376)	$(19,523)

Net loss per share — basic and diluted:
As reported	$(1.28)	$(1.01)

Pro forma	$(1.38)	$(1.05)

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

Risk-free interest rate	4.55%	6.12%	5.76%
Expected dividend yield	—	—	—
Volatility factor	144%	70%	—
Expected life	1 year	5 years	5 years

     The weighted average fair value at date of grant for options granted during the years ended December 31, 2001, 2000 and 1999 was $2.32, $3.05, and $0.27 per share, respectively.

12. EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) defined contribution profit sharing plan covering substantially all employees. Employees can contribute up to 15% (subject to statutory limitations) of their total compensation. Profit sharing contributions made by the Company are discretionary and are determined annually by the Board of Directors. Employer contributions, if any, vest to the employees according to a schedule entitling full vesting after four years. There have been no Company contributions to the plan since inception. Subject to the shareholders approving the liquidation, which is expected to occur in April 2002, the 401(k) plan will be terminated in accordance with the plan provisions.

13. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company operates in one industry segment, the development of next-generation broadband access platforms. There were no sales to any individual country outside the United States where such sales accounted for 10% or more of total revenue for all periods presented. For the year ended December 31, 2001, total sales to customers within the United States were $15,369,000 and total sales to international customers were $143,000. For the year ended December 31, 2000, total sales to customers within the United States were $35,476,000 and total sales to international customers were $1,905,000. For the year ended December 31, 1999, total sales to customers within the United States were $3,848,000 and total sales to international customers were $430,000.

14. SUBSEQUENT EVENT

     Due to the continuing losses resulting from the decline in sales, the Company announced on February 5, 2002 that its Board of Directors has adopted a plan of complete liquidation and dissolution, which will be submitted to the Company’s stockholders for approval. Subject to approval of the plan by holders of a majority of the Company’s outstanding shares, the Company plans to sell its assets, including inventory, property and equipment and intellectual property, discharge its liabilities, and distribute the net proceeds to its stockholders. In the event of stockholder approval of the plan, ASC would be required to adopt a liquidation basis of accounting. Accordingly, assets would be valued at estimated net realizable value and liabilities would include estimated costs associated with carrying out the plan of liquidation.

     In connection with the plan of liquidation, on February 5, 2002 the Company laid off all of its remaining employees with most termination dates effective on April 6, 2002 and April 20, 2002. Several individuals have termination dates that range from May to August of 2002 as they will be needed to wind down the operations. The costs associated with this layoff of approximately $4,011,000 will be recorded as a charge in fiscal 2002.

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Assuming the plan of liquidation had been approved by stockholders on December 31, 2001 for balance sheet purposes and on October 1, 2001 for the purpose of presenting the statement of operations, the historical results would have been adjusted as follows (in thousands):

Balance Sheet

		(Unaudited)

				Adjusted
	December 31,	Pro Forma		December 31,
	2001	Adjustments(4)		2000

Current Assets:
Cash & Cash Equivalents	$36,848			$36,848
Marketable Securities	38,403			38,403
Accounts Receivable, Net	1,167			1,167
Inventory	987			987
Other Current Assets	690			690

Total Current Assets	78,095			78,095
Property, Plant and Equipment, net	1,250			1,250
Marketable Securities	2,542			2,542
Other Assets	1,055			1,055

Total Assets	$82,942			$82,942

Current Liabilities:
Accounts Payable	$1,011			1,011
Accrued Liabilities	5,391			5,391
Reserve for Estimated Costs During Period of Liquidation	—	5,511	(1,2)	5,511
Current Portion of Debt	2			2
Current Portion of Lease Obligations	1,193			1,193

Total Current Liabilities	7,597			13,108
Long-Term Portion of Lease Obligations	1,067			1,067
Long-Term Debt	3			3

	8,667			14,178

Stockholders’ Equity:
Common Stock	107	(107	)(3)	—
Treasury Stock	(273)	273	(3)	—
Additional Paid-In Capital	165,064	(165,064	)(3)	—
Retained Deficit	(87,364)	87,364	(3)	—
Unrealized gains	3	(3	)(3)	—
Currency Translation	12	(12	)(3)	—
Deferred Compensation	(3,274)	3,274	(3)	—

Total Stockholders’ Equity	74,275	(74,275	)(3)	—

Total Liabilities & Stockholders’ Equity	$82,942

Net Assets Available to Common Shareholders				$68,764

ADVANCED SWITCHING COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

		(Unaudited)

				Adjusted Year
	Year Ended			Ended
	December 31,	Pro Forma		December 31,
	2001	Adjustments(4)		2001(5)

Net Revenue	$15,512	—		$15,512
Cost of Revenue	29,803	—		29,803

Gross Margin	(14,291)	—		(14,291)

Research and Development	18,286	—		18,286
Sales and Marketing	10,922	—		10,922
General & Administrative	7,590	—		7,590
Impairment of Long-Lived Assets	6,384	—		6,384
Restructuring Charges	1,496	—		1,496
Amortization of Stock Compensation	2,028	—		2,028

Operating Expenses	46,706	—		46,706

Operating Loss	(60,997)	—		(60,997)
Other Income, net	(4,610)	—		(4,610)

Earnings Before Income Taxes	(56,387)	—		(56,387)
Income Taxes	—	—		—
Adjustment to Liquidation Basis of Accounting		(5,511	) (1,2)	(5,511)

Net Loss	(56,387)	$(5,511)		$(50,876)

Basic and Diluted Loss Per Share	$(1.33)	$(0.13)		$(1.41)

Notes to Pro Forma Statements (Unaudited):

(1)	Estimated costs of professional fees of $1,500 associated with liquidating the net assets and dissolving the Company.

(2)	Estimated employee costs of $4,011 during the liquidation period and severance costs for all remaining employees and officers of the Company.

(3)	The Company will no longer report a Balance Sheet but instead will report a Consolidated Statement of Net Assets Available in Liquidation, which does not include a stockholders’ equity section.

(4)	The pro forma adjustments do not address the period from January 1, 2002 through February 4, 2002 nor do they include any estimates for pending or threatened litigation or claims.

(5)	The Company will no longer report a Consolidated Statement of Operations but instead will report a Consolidated Statement of Loss and Changes in Net Assets.

Schedule II

Advanced Switching Communications, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000 and 1999
(dollars in thousands)

	Balance At			Balance At
Reserves Deducted From	Beginning of	Additions		End of
Assets to Which They Apply	Period	At Cost	Deductions	Period

2001
Accounts receivable	$855	$1,674	$—	$2,529

Inventory	$1,040	$19,048	$—	$20,088

2000
Accounts receivable	$—	$855	$—	$855

Inventory	$175	$865	$—	$1,040

1999
Accounts receivable	$—	$—	$—	$—

Inventory	$—	$175	$—	$175

Item 16. Exhibits and Financial Statement Schedules.

     The following documents are filed as exhibits to this registration statement:

Exhibit	Description

2.1	Plan of Complete Liquidation and Dissolution (Filed herewith)

3.1	Certificate of Incorporation of the Registrant, as amended and restated (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-40624))

3.2	By-laws of the Registrant, as amended and restated (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-40624))

4.1	Form of certificate of common stock (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-40624))

4.2	Warrant to Purchase Common Stock granted to ICI Capital LLC (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-40624))

10.1	Executive Employment Agreement, dated as of August 31, 1998, between the Registrant and Asghar D. Mostafa (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-40624))

10.2	Form of Key Employee Employment Agreement (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-40624))

10.3	Advanced Switching Communications, Inc. 1998 Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-40624))

10.4	Advanced Switching Communications, Inc. Second 1998 Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-40624))

10.5	Advanced Switching Communications, Inc. 1999 Nonqualified Stock Option Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-40624))

10.6	Advanced Switching Communications, Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-40624))

10.7	8% Convertible Redeemable Class D Preferred Stock Securities Purchase and Stockholder Agreement (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-40624))

10.8	Amendment to the 8% Convertible Redeemable Class D Preferred Stock Securities Purchase and Stockholders Agreement (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-40624))

10.9	Second Amendment to the 8% Convertible Redeemable Class D Stock Securities Purchase and Stockholders Agreement (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-40624))

10.9A	Waiver of IPO Purchase Rights, dated August 30, 2000 (Incorporated by reference to Exhibit 10.9A to the Registration Statement on Form S-1 (File No. 333-40624))

10.10	Form of Key Employee Stock Agreement (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-40624))

10.10A	Form of Amendment to Key Employee Stock Agreement (Incorporated by reference to Exhibit 10.10A to the Registration Statement on Form S-1 (File No. 333-40624))

10.11	Form of Indemnification Agreement, between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-40624))

10.12	Stockholders’ Agreement, dated as of August 31, 1998, between the Registrant and Mostafa Investments Limited Partnership (Incorporated by reference to Exhibit 310.12 to the Registration Statement on Form S-1 (File No. 333-40624))

10.13	American Center Lease Agreement between Met Life International Real Estate Equity Shares, Inc. and Keyvan Rafie dated May 29, 1992 (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-40624))

10.14	American Center Lease Agreement between Met Life International Real Estate Equity Shares, Inc. and Advanced Switching Communications, Inc. dated September 27, 1997 (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-40624))

10.15	Assignment of Lease and Acceptance between Keyvan Rafie and Advanced Switching Communications, Inc. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-40624))

10.16	Procurement Agreement Between Qwest Communications Corporation and Advanced Switching Communications, Inc. (Incorporated by reference to Exhibit 10. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.17	Employment Agreement of Gary S. Wingo (Incorporated by reference to Exhibit 10. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.18	Separation Agreement and General Release of Ronald S. Westernik (Incorporated by reference to Exhibit 10. 2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.19	Separation Agreement and General Release of James R. Loehndorf, Jr. (Incorporated by reference to Exhibit 10. 3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.20	Separation Agreement and General Release of Glen A. Hunt (Incorporated by reference to Exhibit 10. 4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.21	Separation Agreement and General Release of Larry Kraft (Filed herewith)

10.22	Termination Letter of Harry J. D’Andrea (Filed herewith)

10.23	Termination Letter of Gary L. Wingo (Filed herewith)

10.24	Termination Letter of Sherry L. Rhodes (Filed herewith)

10.25	Termination Letter of Asghar D. Mostafa (Filed herewith)

10.26	Morgan Stanley Fee Letter (Filed herewith)

10.27	Amendment to Morgan Stanley Fee Letter (Filed herewith)

23.1	Consent of Deloitte & Touche LLP (Filed herewith)

24.1	Power of Attorney (Included on signature page)