Form 10-Q
period 2002-03-31
ADVANCED SWITCHING COMMUNICATIONS INC
filed 2002-05-15
CIK 1095583

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] — No [ ]

As of April 30, 2002, there were 43,045,005 shares outstanding of the Registrant’s Common Stock, par value $.0025.

ADVANCED SWITCHING COMMUNICATIONS, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Net Assets
(unaudited)

	March 31,	December 31,
(in thousands)	2002	2001

	(Liquidation	(Going Concern
	Basis)	Basis)
Current assets:
Cash and cash equivalents	$43,572	$36,848
Marketable securities	31,187	38,403
Accounts receivable	243	1,167
Inventory	1,011	987
Other current assets	566	690

Total current assets	76,579	78,095

Property, plant and equipment, net	1,250	1,250
Marketable securities	—	2,542
Other assets	1,102	1,055

Total assets	$78,931	$82,942

Current liabilities:
Accounts payable	$1,015	$1,011
Accrued loss on purchase commitments	2,265	2,265
Reserve for estimated costs during period of liquidation	1,402	—
Accrued compensation and related benefits	372	891
Accrued severance	4,290	394
Accrued settlement costs	3,500	—
Accrued warranty costs	1,366	1,366
Other accrued liabilities	604	475
Accrued loss on lease obligations, current	883	1,193
Current portion of debt	2	2

Total current liabilities	15,699	7,597

Accrued loss on lease obligations, long-term	1,152	1,067
Long-term Debt	3	3

Net assets available to common shareholders	$62,077	$74,275

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Loss and Changes in Net Assets
(unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2002	2001
	(Liquidation Basis)	(Going Concern Basis)

Net Revenue	$92	$13,508
Cost of Goods Sold	805	7,089

Gross Margin	(713)	6,419

Research & Development (1)	2,574	4,295
Sales & Marketing (1)	1,982	3,944
General & Administrative (1)	6,407	992
Amortization of Stock Compensation (1)	109	570

Operating Expenses	11,072	9,801

Operating Loss	(11,785)	(3,382)

Other Income, net	(463)	(1,526)

Earnings Before Taxes	(11,322)	(1,856)
Taxes	—	—

Net Loss	(11,322)	(1,856)
Net Assets, Beginning of Period	74,275	128,598
Adjustment to Liquidation Basis	(1,249)	—
Amortization of Stock Compensation	109	570
Exercise of Options	305	116
Unrealized (Losses) Gains	(41)	36
Payments in Connection with Initial Public Offering	—	(188)

Net Assets, End of Period	$62,077	$127,276

Net Loss Per Share:
Basic and Diluted Net Loss Per Share	$(0.27)	$(0.04)

Weighted Average Shares	42,648	42,268

(1) Amortization of Stock Compensation
Research and Development	$69	$282
Sales and Marketing	27	226
General and Administrative	13	62

	$109	$570

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	(in thousands)
	March 31,

	2002	2001
	(Liquidation Basis)	(Going Concern Basis)
Operating Activities
Net loss	$(11,322)	$(1,856)
Adjustments:
Accrued settlement costs	3,500	—
Realized loss on marketable securities	—	8
Depreciation and amortization	—	667
Amortization of stock compensation	109	570
Deferred rent	—	4
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	924	(7,074)
Increase in inventory	(24)	(2,889)
Decrease (increase) in other current assets	124	(593)
(Increase) decrease in other assets	(47)	229
Increase in accounts payable	2,269	1,367
Decrease in accrued loss on purchase commitments	(2,265)	—
Increase in accrued liabilities	3,656	616

Net cash used in operations	(3,076)	(8,951)

Investing Activities
Purchase of property, plant & equipment	—	(1,683)
Purchase of securities	—	(29,815)
Sale of securities	9,720	11,423

Net cash provided by (used in) investing	9,720	(20,075)

Financing Activities
Exercise of options	305	116
Payments of lease obligations	(225)	—
Payment of debt	—	(34)
Payments in connection with initial public offering	—	(188)

Net cash provided by (used in) financing	80	(106)

Net increase (decrease) in cash and cash equivalents	6,724	(29,132)
Cash and cash equivalents, beginning of period	36,848	100,609

Cash and cash equivalents, end of period	$43,572	$71,477

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Condensed Consolidated Statements Of Comprehensive Loss
(unaudited)

	(in thousands)
	Quarter Ended March 31,
	2002	2001
	(Liquidation Basis)	(Going Concern Basis)
Net loss, including adjustments to liquidation basis	$(12,571)	$(1,856)
Unrealized (loss) gain on marketable securities	(41)	44

Comprehensive loss	$(12,612)	$(1,812)

See notes to condensed consolidated financial statements.

Advanced Switching Communications, Inc.
Notes to Condensed, Consolidated Financial Statements

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although Advanced Switching Communications, Inc. (“the Company”) believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all or which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 18, 2002.

     Due to continuing losses resulting from the decline in sales, the Company announced on February 5, 2002 that its Board of Directors has adopted a plan of complete liquidation and dissolution, which was approved by the Company’s stockholders on April 9, 2002. As a result, the Company plans to sell its assets, including inventory, property and equipment and intellectual property, discharge its liabilities, and distribute the net proceeds to its stockholders. As a result, the Company’s financial statements as of March 31, 2002, and for the quarter then ended have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation.

2. Inventories

     Inventories consisted of the following at March 31, 2001 and December 31, 2000 (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials, net	$224	$139
Work in process, net	52	61
Finished goods, net	735	787

	$1,011	$987

3. Accrued Loss on Purchase Commitments

     At the end of 2001, we agreed to purchase approximately $2.3 million of excess inventory components from our contract manufacturer. The components represent non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to the manufacturer.

     In connection with the $2.3 million, the Company recently received a letter from Benchmark Electronics, Inc., the contract manufacturer. In its letter, Benchmark asserted that we were liable for non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to Benchmark and for costs associated with the termination of our relationship. Benchmark was seeking additional compensation in the amount of $0.9 million. In April 2002, the Company paid the $2.3 million to Benchmark and received a release from any additional amounts in the current claim and from any future claims.

Advanced Switching Communications, Inc.
Notes to Condensed, Consolidated Financial Statements
(Continued)

4. Reserve for Estimated Costs During Period of Liquidation

     The reserve for estimated costs during period of liquidation provides for the administrative costs expected to be incurred in winding down the operations of the Company including, but not limited to, legal fees, accounting fees, and insurance costs.

5. Accrued Severance

     As of December 31, 2001, we had a total of 91 employees, all of whom were based in the United States. Forty-five of our employees were engaged in research and development, 16 in operations, 17 in marketing and sales and 13 in finance and administrative functions. Subsequent to our board of directors’ decision on February 4, 2002 to liquidate and wind down our operations, we terminated all of our employees with most terminations being effective on April 6, 2002. Six employees’ termination dates will occur in the months of May through August of 2002 as these individuals are needed to assist in the wind down of our business affairs. The accrued severance of $4.3 million represents the estimated severance to be paid by the Company in shutting down its operations.

6. Accrued Settlement Costs

     In October 2001, we announced that we had received notice from Qwest Communications Corporation purporting to terminate our procurement agreement with it. From the third quarter of 2000 through the first quarter of 2001, Qwest made equipment purchases from us totaling over $15.7 million ($13.8 million under the procurement agreement) and was our largest customer during this period representing approximately 28% of our total sales. In its purported notice of termination, Qwest asserted that the Company was in material breach of our procurement agreement. In a letter dated October 23, 2001, the Company responded to Qwest’s earlier letter, rejecting any breach on our part and reiterating our rights under the procurement agreement. On May 10, 2002, the Company entered into a settlement agreement with Qwest. Pursuant to the settlement, ASC will pay $3.5 million to Qwest to resolve all disputes relating to the equipment purchase contract, including Qwest's demand for a refund in connection with all equipment that the Company sold to Qwest. This amount has been included as accrued settlement costs in the accompanying condensed consolidated statements of net assets.

7. Commitments and Contingencies

     On February 19, 2002, we received a letter from Dishnet, a customer that had purchased approximately $1 million worth of equipment from us. In that letter, Dishnet claimed that the equipment performed unsatisfactorily and sought compensation in the amount of $30 million in connection with damages and losses suffered as a result of the failure of the equipment to perform. On March 5, 2002, the Company responded to Dishnet informing them we believe that we have fulfilled our obligations to Dishnet, that Dishnet’s damages claims are without merit and that Dishnet is not entitled to a refund. On April 17, 2002, Dishnet responded by reiterating their position but offered to enter a

Advanced Switching Communications, Inc.
Notes to Condensed, Consolidated Financial Statements
(Continued)

settlement and release for $13 million. We continue to believe that this matter will not have a material impact upon the financial statements.

     On February 21, 2002, a complaint was filed in the United States District Court for the Eastern District of Virginia against us and certain of our current and former officers and directors. The plaintiffs in this action purport to act on behalf of a class of other shareholders. The complaint alleges violations of the federal securities laws in connection with our initial public offering and subsequent public statements. Thereafter, substantially similar complaints were filed in the same court. On May 10, 2002, the Court consolidated all the shareholder complaints against us and appointed several people to be lead plaintiffs. We believe the claims asserted in the complaints are without merit and intend to contest these claims vigorously. However, the outcome of the suits cannot be predicted.

     Electronic Instrumentation & Technology, Inc., a former manufacturer of ours, filed a complaint in the Circuit Court of Loudoun County, Virginia in the fourth quarter of 2001. In the complaint, EIT claimed that we did not purchase certain products from EIT and that we were in breach of our purchase agreement. EIT sought compensation in the amount of $83,000, plus additional interest and attorneys fees. We dispute the amount of EIT’s claim, and we intend to contest EIT’s claim vigorously. However, the outcome of the suit cannot be predicted, but we do not believe it will have a material impact upon the financial statements.

     The Company is involved in various other claims arising in the normal course of business. Management is of the opinion that any liability or loss associated with such matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

8. Net Loss Per Share

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

	Three Months Ended
		March 31,
	2002		2001
Securities
Options outstanding	5,379		5,778
Warrants outstanding	359		359

Total	5,738		6,137

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “may,” “will” or similar expressions are intended to identify forward-looking statements. In addition any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in our Form 10-Q discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the SEC before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail.

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

     From our inception in September 1997 through the fourth quarter of 1998, we were a development stage company, had no revenue and our operating activities related primarily to research and development, developing and testing prototype products, building our technical support infrastructure, staffing our marketing, sales and customer service organizations, and establishing relationships with suppliers, manufacturers and potential customers. We commenced shipments of our products in the first quarter of 1999. Since our inception, we have incurred significant losses and, as of March 31, 2002, we had an accumulated deficit of $100.0 million.

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

     In October 2001, we announced that we had received notice from Qwest Communications Corporation purporting to terminate our procurement agreement with it. From the third quarter of 2000 through the first quarter of 2001, Qwest made equipment purchases from us totaling over $15.7 million ($13.8 million under the procurement agreement) and was our largest customer during this period representing approximately 28% of our total sales. In its purported notice of termination, Qwest asserted that we were in material breach of our procurement agreement. In a letter dated October 23, 2001, we responded to Qwest’s earlier letter, rejecting any breach on our part and reiterating our rights under the procurement agreement. On May 10, 2002, the Company entered into a settlement agreement with Qwest. Pursuant to the settlement, ASC will pay $3.5 million to Qwest to resolve all disputes relating to the equipment purchase contract, including Qwest’s demand for a refund in connection with all equipment that the Company sold to Qwest.

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

     We marketed and sold our products primarily through a direct sales and marketing organization and, to a lesser extent through resellers and original equipment manufacturers. We depended on a relatively small number of customers for a large percentage of our revenue in any particular quarter. For the year ended December 31, 2001, two customers each accounted for revenue in excess of 10% of total revenue. However, due to the lack of significant revenue in the last three quarters of 2001, we had not achieved profitability on a quarterly or an annual basis, and based on current projections we anticipated incurring significant losses for the foreseeable future. This was one of many factors which led to the Company’s plan of liquidation. As a result of the plan of liquidation announced early in the first quarter of 2002, the Company’s sales volume was insignificant.

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

     From July 1, 2001 to December 31, 2001, we had reduced our workforce by approximately 50%. On February 6, 2002, in connection with the plan of liquidation, we gave notice to our remaining 87 employees

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

terminating most of them effective April 6, 2002. The rest of the employees terminations occur through the beginning of August 2002 as they have been retained for a longer period to wind down the operations of the Company.

     The condensed, consolidated financial statements and notes to the condensed, consolidated financial statements contain information that is pertinent to our management’s discussion and analysis. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of our Form 10-K filed with the Securities and Exchange Commission on March 19, 2002.

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

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and investments with original maturity dates greater than three months but less than 12 months to be short-term investments. To date, all marketable securities have been classified as available-for-sale and have been carried at fair value with unrealized gains and losses reported as a separate component of comprehensive income. The fair value of marketable securities was determined based on quoted market prices at the reporting date for those instruments. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

     We record a provision for uncollectible amounts once it has been determined that the collection of a receivable is not probable. Total accounts receivable at March 31, 2002 were net of an allowance for doubtful accounts of $3.1 million.

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

     Amortization of stock compensation represents the amortization of costs incurred in connection with option grants to employees whose exercise prices are below the deemed fair value of our common stock at the date of grant. These costs are amortized over the vesting period. As a result of the plan of liquidation, all unamortized stock compensation was offset against paid in capital during the quarter ended March 31, 2002.

Results of Operations

     Quarters Ended March 31, 2002 and 2001

     Revenue. Our revenue decreased by approximately $13.4 million, from $13.5 million for the quarter ended March 31, 2001 to $92,000 for the quarter ended March 31, 2002. This decrease was due to the decision to shut down the Company and liquidate the net assets of the Company based upon a continued decline in the telecommunications industry and, specifically, in our customer base over the last three quarters of 2001.

     Cost of Revenue. Cost of revenue decreased by approximately $6.3 million, from $7.1 million for the quarter ended March 31, 2001 to $0.8 million for the quarter ended March 31, 2002. This is directly related to the insignificant level of sales in 2002 resulting from our decision to shut down the Company. The $0.8 million incurred in the quarter ended March 31, 2002 related primarily to salary, benefits and accrued severance costs for employees in our operations group as well as fixed overhead charges.

     Research and Development Expenses. Our research and development expenses decreased by approximately $1.7 million, or 40%, from $4.3 million for the quarter ended March 31, 2001 to $2.6 million for the quarter ended March 31, 2002, representing 44% and 21% of total operating expenses for the quarters ended March 31, 2001 and 2002, respectively. The decrease was due to the Company ceasing its development efforts and terminating all but two of its research and development employees on February 5, 2002. The $2.6 million incurred in the current quarter related primarily to salary, benefits and accrued severance costs for employees.

     Sales and Marketing Expenses. Our sales and marketing expenses decreased by approximately $1.9 million, or 50%, from $3.9 million for the quarter ended March 31, 2001 to $2.0 million for the quarter ended March 31, 2002, representing 40% and 16% of total operating expenses for the quarters ended March 31, 2001 and 2002, respectively. The decrease was due principally to the Company ceasing all sales and marketing efforts effective February 5, 2002. The $2.0 million of costs incurred in the first quarter of 2002 related primarily to salary, benefits and accrued severance costs for employees.

     General and Administrative Expenses. Our general and administrative expenses increased by $6.7 million, or 672%, from $992,000 for the quarter ended March 31, 2001 to $7.7 for the quarter ended March 31, 2002, representing 10% and 62% of total operating expenses for the quarters ended March 31, 2001 and 2002, respectively. Included in the $7.7 million for the quarter ended March 31, 2002, was $2.1 million for salary, benefits and accrued severance costs. Also included was $700,000 of estimated insurance costs to be incurred as a result of the Company’s decision to liquidate as well as $549,000 of fees accrued for legal,

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accounting and other professional services needed to handle any claims and to assist in the shutdown of the Company.

     In October 2001, we announced that we had received notice from Qwest Communications Corporation purporting to terminate our procurement agreement with it. From the third quarter of 2000 through the first quarter of 2001, Qwest made equipment purchases from us totaling over $15.7 million ($13.8 million under the procurement agreement) and was our largest customer during this period representing approximately 28% of our total sales. In its purported notice of termination, Qwest asserted that we were in material breach of our procurement agreement. In a letter dated October 23, 2001, we responded to Qwest’s earlier letter, rejecting any allegations of breach on our part and reiterating our rights under the procurement agreement. On May 10, 2002, the Company entered into a settlement agreement with Qwest. Pursuant to the settlement, ASC will pay $3.5 million to Qwest to resolve all disputes relating to the equipment purchase contract, including Qwest's demand for a refund in connection with all equipment that the Company sold to Qwest. This amount was accrued for in general and administrative expenses during the first quarter of 2002.

     Other Income, Net. Other income, net of expenses decreased by $1.1 million, or 70%, from $1.5 million for the quarter ended March 31, 2001 to $463,000 for the quarter ended March 31, 2002. Other income, net consists of interest earned on our cash balances and marketable securities and interest expense associated with our bank debt. The decrease in other income, net was primarily due to a lower balance of cash and marketable securities available for investment. Our cash and marketable securities at March 31, 2001 was $101.8 million compared to cash and marketable securities of $74.8 million at March 31, 2002. The decrease is also due to a shift in the investment portfolio into more liquid investments in preparing to distribute the net assets of the Company as we wind down the affairs of the business. In the first quarter of 2001, we invested in a mix of commercial and government securities with an average rate of return of approximately 5.5% over the entire portfolio. In the first quarter of 2002, we invested solely in government agency securities with an overall rate of return of approximately 1.9%.

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

     Net cash used in operating activities for the quarter ended March 31, 2002 was $3.1 million. Net cash used in operating activities for the quarter ended March 31, 2001 was $9.0 million. Net cash used in operating activities for each period consisted primarily of the net loss for the period as well as increases in working capital, primarily accounts receivable, inventory, and accrued liabilities.

     Net cash provided by investing activities for the quarter ended March 31, 2002 was $9.7 million, which was due solely to the sale of marketable securities. Net cash used in investing activities for the quarter ended March 31, 2001 was $20.1 million, due primarily to purchases of marketable securities as well as purchases of property and equipment.

     Net cash provided by financing activities for the quarter ended March 31, 2002 was $80,000 due to stock option proceeds offset by payments on our lease obligations. Net cash used in financing activities for

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the quarter ended March 31, 2001 was $106,000 due to payments of our outstanding debt and of fees associated with our initial public offering.

     We have no material commitments other than obligations under our credit facilities and both operating and capital leases.

     As of March 31, 2002, our principal source of liquidity consisted of $74.8 million in cash, cash equivalents and marketable securities. As announced on February 5, 2002 and approved by the shareholders of the Company on April 9, 2002, the board of directors approved a resolution to liquidate our Company and distribute the net assets to our stockholders. We believe the funds available are more than adequate to satisfy our remaining obligations.

     RISK FACTORS

     This Report on Form 10-Q contains certain forward looking statements, including statements concerning our future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. Some of our assets may be difficult for us to convert into cash, and we can make no assurance that we will receive any material amounts in respect of such assets. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which our common stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material to us. However, additional risks not presently known to us, or risks that we currently believe are immaterial, may also impair our ability to distribute proceeds to our stockholders. You should also refer to the other information set forth in this Form 10-Q and in our Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as our financial statements and the related notes.

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

     We intend to proceed with the orderly sale of our assets and file a certificate of dissolution with the Secretary of State of the State of Delaware in May 2002. Although we anticipate that we will substantially complete the sale of our assets within a 12 month period, our board of directors may determine that it is in the best interests of our stockholders that some assets be placed into a liquidating trust, which could delay the receipt by stockholders of the final proceeds of the liquidation.

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

if we are able to comply with the $1.00 minimum bid requirement for continued listing, the plan of liquidation has been approved by the stockholders and it is likely that we will not be able to maintain compliance with Nasdaq’s other listing requirements or that Nasdaq will take action to delist our securities from their National Market System. If our common stock were delisted from Nasdaq for either of these reasons, trading, if any, would thereafter be conducted on the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. Consequently, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock thereby reducing the liquidity of our stock, making it difficult for a stockholder to buy or sell our stock at competitive market prices, or at all, and we may lose support from institutional investors, brokerage firms and market makers that currently buy and sell our stock and provide information to investors about us. Delisting could also cause the price of our stock to decrease further. In addition, it is likely that we will close our stock transfer books and restrict transfers of our common stock after filing the certificate of dissolution with the State of Delaware.

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

Risks Related To The Securities Market

     Our stock price has been and may continue to be volatile.

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

      Future sales of our common stock in the public market could cause our stock price to fall.

     Sales of a large number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the market price of our common stock to decline. As of March 31, 2002, we had approximately 42.9 million shares of common stock outstanding. We have filed with the Securities and Exchange Commission a registration statement on Form S-8 covering 10.2 million shares reserved under our stock option plans. Sales of a large number of shares could have an adverse effect on the market price for our common stock.

     Insiders own a substantial number of Advanced Switching Communications shares and could limit your ability to influence the outcome of key transactions, including changes of control.

     As of March 31, 2002, the executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 59.0% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions and adoption of the plan of liquidation.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and certain intangible assets be separately disclosed and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. We adopted this Statement beginning January 1, 2002, which did not have a material impact upon the financial statements.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Effects of a Disposal of a Segment of a Business.” This statement provides a single accounting model for impairment of long-lived assets. We adopted this Statement beginning January 1, 2002, which did not have a material impact upon the financial statements.

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. This statement is not expected to have a material impact upon the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, our cash equivalents and marketable securities consist of highly liquid investments. All of our marketable securities of $31.2 million had remaining maturities at March 31, 2002 of less than 365 days. We have the ability to hold these investments until maturity, and therefore do not expect the value of these investments to be affected to any significant degree by a sudden change in interest rates.

Exchange Rate Sensitivity

     Currently, all of our sales and expenses are denominated in United States Dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date. We do not expect to conduct transactions in foreign currencies in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 2001, we announced that we had received notice from Qwest Communications Corporation purporting to terminate our procurement agreement with it. From the third quarter of 2000 through the first quarter of 2001, Qwest made equipment purchases from us totaling over $15.7 million ($13.8 million under the procurement agreement) and was our largest customer during this period representing approximately 28% of our total sales. In its purported notice of termination, Qwest asserted that we were in material breach of our procurement agreement. In a letter dated October 23, 2001, we responded to Qwest’s earlier letter, rejecting any breach on our part and reiterating our rights under the procurement agreement. On May 10, 2002, the Company entered into a settlement agreement with Qwest. Pursuant to the settlement, ASC will pay $3.5 million to Qwest to resolve all disputes relating to the equipment purchase contract, including Qwest's demand for a refund in connection with all equipment that the Company sold to Qwest.

     On February 21, 2002, a complaint was filed in the United States District Court for the Eastern District of Virginia against us and certain of our current and former officers and directors. The plaintiffs in this action purport to act on behalf of a class of other shareholders. The complaint alleges violations of the federal securities laws in connection with our initial public offering and subsequent public statements. Thereafter, substantially similar complaints were filed in the same court. On May 10, 2002, the Court consolidated all the shareholder complaints against us and appointed several people to be the lead plaintiffs. We believe the claims asserted in the complaints are without merit and intend to contest these claims vigorously. However, the outcome of the suits cannot be predicted. The existence of these claims could delay the making of any distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

     On February 19, 2002, we received a letter from Dishnet, a customer which had purchased approximately $1 million worth of equipment from us. In that letter, Dishnet claimed that the equipment performed unsatisfactorily and sought compensation in the amount of $30 million in connection with damages and losses suffered as a result of the failure of the equipment to perform. On March 5, 2002, we responded to Dishnet informing them we believe that we have fulfilled our obligations to Dishnet, that

Dishnet’s damages claims are without merit and that Dishnet is not entitled to a refund. On April 17, 2002, Dishnet responded by reiterating their position but offered to enter a settlement and release for $13 million. We continue to believe that this matter will not have a material impact upon the financial statements. The existence of Dishnet’s claims could delay the making of final distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

     Electronic Instrumentation & Technology, Inc., a former manufacturer of ours, filed a complaint in the Circuit Court of Loudoun County, Virginia in the fourth quarter of 2001. In the complaint, EIT claimed that we did not purchase certain products from EIT and that we were in breach of our purchase agreement. EIT sought compensation in the amount of $83,000, plus additional interest and attorneys fees. We dispute the amount of EIT’s claim, and we intend to contest EIT’s claim vigorously. However, the outcome of the suit cannot be predicted. The existence of EIT’s claims could delay the making of final distributions to our stockholders or reduce the amount available for distribution in connection with the proposed plan of liquidation.

     At the end of 2001, we agreed to purchase approximately $2.3 million of excess inventory components from our contract manufacturer. The components represent non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to the manufacturer.

     In connection with the $2.3 million, the Company recently received a letter from Benchmark Electronics, Inc., the contract manufacturer. In its letter, Benchmark asserted that we were liable for non-cancelable, non-returnable or customized items that were procured on our behalf based upon forecasts provided to Benchmark and for costs associated with the termination of our relationship. Benchmark was seeking additional compensation in the amount of $0.9 million. In April 2002, the Company paid the $2.3 million to Benchmark and received a release from any additional amounts in the current claim and from any future claims.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 9, 2002, the shareholders of the Company approved the plan of complete liquidation and dissolution in its entirety.

          For: 31,494,299
          Against: 682,944
          Abstained: 76,310

ITEM 5. OTHER INFORMATION

     Due to continuing losses resulting from the decline in sales, the Company announced on February 5, 2002 that its Board of Directors has adopted a plan of complete liquidation and dissolution, which was approved by the Company’s stockholders on April 9, 2002. As a result, the Company plans to sell its assets, including inventory, property and equipment and intellectual property, discharge its liabilities, and distribute the net proceeds to its stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports On Form 8-K

•	Dated May 15, 2002: Filing of Press Release Announcing Settlement with Customer
•	Dated April 12, 2002: Filing of Press Announcing Stockholder Approval of Plan of Dissolution and Liquidation of the Company
•	Dated February 28, 2002: Filing of Press Release Announcing Results of Fourth Quarter And Year Ending December 31, 2001
•	Dated February 12, 2002: Filing of Press Release Announcing Timing of Fourth Quarter 2001 Results and Preliminary Estimate of Liquidation Proceeds
•	Dated February 5, 2002: Filing of Press Release Announcing Plan of Liquidation

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED SWITCHING COMMUNICATIONS, INC.

By: /s/ James D. Kuhn James D. Kuhn Controller (Principal Financial and Accounting Officer)

Dated:	May 15, 2002